Form 10-Q
period 2000-03-31
WORLD COMMERCE ONLINE INC
filed 2000-05-15
CIK 1064133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


             COMMISSION FILE NUMBER 0-29495
                                    -------


                          WORLD COMMERCE ONLINE, INC.
                          ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                         52-2205697
        --------                                         ----------
(STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NUMBER)


                              9677 TRADEPORT DRIVE
                             ORLANDO, FLORIDA 32827
                             ----------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


                                 (407) 240-8999
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES [ ]     NO [X]*


* THE REGISTRANT BECAME SUBJECT TO THE REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 ON APRIL 14, 2000 AND HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SINCE THEN.

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF MAY 12, 2000: 15,445,537 SHARES.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS 16 PAGES, OF WHICH THIS IS PAGE 1.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX




PART I   FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS, AS OF MARCH 31, 2000
                  (UNAUDITED) AND DECEMBER 31, 1999
                                                                                              PAGE 3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
                  1999, AND FOR THE PERIOD MARCH 30, 1994 (DATE OF
                  INCEPTION) THROUGH MARCH 31, 2000 (UNAUDITED)                               PAGE 4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
                  1999, AND FOR THE PERIOD MARCH 30, 1994 (DATE OF
                  INCEPTION) THROUGH MARCH 31, 2000 (UNAUDITED)                               PAGE 5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)            PAGE 7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                         PAGE 10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                           PAGE 13



PART II  OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS                                                           PAGE 13
                  NONE

         ITEM 2.  CHANGES IN SECURITIES                                                       PAGE 13


         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                             PAGE 13
                  NONE

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         PAGE 13
                  NONE

         ITEM 5.  OTHER INFORMATION                                                           PAGE 13
                  NONE

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            PAGE 14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   March 31,        December 31,
                                                                     2000                1999
                                                                 ------------       ------------
                                                                 (unaudited)

                                    ASSETS

Current assets:
      Cash and cash equivalents                                  $  9,931,277       $ 10,553,021
      Prepaid expenses and other current assets                       821,913            232,754
      Receivable from investors                                       100,000          3,785,000
                                                                 ------------       ------------
            Total current assets                                   10,853,190         14,570,775

Property and equipment, net                                         7,007,561          6,477,743
Intangible assets, net                                              1,515,876          1,596,260
Other assets                                                           24,238             24,238
                                                                 ------------       ------------
Total assets                                                     $ 19,400,865       $ 22,669,016
                                                                 ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued liabilities                   $  2,630,715       $  1,855,185
      Accrued compensation and benefits                               146,191            372,075
      Capital lease obligation, current                               169,167             71,611
                                                                 ------------       ------------
            Total current liabilities                               2,946,073          2,298,871

Long-term liabilities:
      Capital lease obligation                                        478,036             91,927

Redeemable convertible preferred stock:
      Preferred stock Series A, $0.001 par value;
         authorized 4,250,000 shares, issued and
         outstanding 4,250,000 and 4,000,000 shares
         at March 31, 2000 and December 31, 1999,
         respectively, stated at liquidation value,
          net of related costs                                      8,478,211          7,978,211

      Preferred stock Series B, $0.001, par value;
         authorized 5,110,000 shares, issued and
         outstanding 5,000,000 shares at March 31,
         2000 and December 31, 1999, stated at
         liquidation value, net of related costs                   19,620,772         19,620,772
                                                                 ------------       ------------

            Total redeemable convertible preferred stock           28,098,983         27,598,983

Stockholders' deficit:
      Common stock, $0.001 par value; authorized
         90,000,000 shares, issued and outstanding
         15,445,357 and 15,435,357 shares at
         March 31, 2000 and December 31, 1999, respectively            15,445             15,435
      Additional paid-in capital                                   46,898,109         43,175,872
      Deferred stock-based compensation                            (4,861,948)        (4,863,980)
      Accumulated deficit                                         (54,188,478)       (45,602,372)
      Accumulated comprehensive income (loss)                          14,645            (45,720)
                                                                 ------------       ------------

            Total stockholders' deficit                           (12,122,227)        (7,320,765)
                                                                 ------------       ------------

Total liabilities and stockholders' deficit                      $ 19,400,865       $ 22,669,016
                                                                 ============       ============



See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                        FOR THE
                                                                                                         PERIOD
                                                                                                        MARCH 30,
                                                                                                     1994 (DATE OF
                                                                     THREE MONTHS ENDED                 INCEPTION
                                                                          MARCH 31,                      THROUGH
                                                               -------------------------------          MARCH 31,
                                                                   2000               1999                2000
                                                               ------------       ------------       ------------
Revenues:
   Advertising revenue                                         $      2,099       $         --       $     16,244
   Subscription revenue                                               7,025                 --             14,934
   Transaction revenue                                               42,007                 --             63,083
    Floral product revenue                                               --                 --            350,130
    Other revenue                                                        --                 --             40,273
    Service revenues from related parties                                --                 --            342,396
                                                               ------------       ------------       ------------
            Total revenues                                           51,131                 --            827,060
                                                               ------------       ------------       ------------

Costs and operating expenses:
   Cost of floral product                                                --                 --            308,749
   Product and technology development                             2,628,558             91,394          6,051,042
   Sales and marketing                                            3,499,010            189,431          9,547,136
   General and administrative                                     1,450,432            379,277          9,383,389
   Depreciation and amortization                                    615,335              4,681          1,047,620
                                                               ------------       ------------       ------------
      Total costs and operating expenses                          8,193,335            664,783         26,337,936
                                                               ------------       ------------       ------------
Loss from operations                                             (8,142,204)          (664,783)       (25,510,876)
Net interest income  (expense)                                      118,015            (21,466)           (59,098)
Other non-operating expense                                         (61,917)                --           (118,504)
                                                               ------------       ------------       ------------
Net loss                                                       $ (8,086,106)      $   (686,249)      $(25,688,478)
Deemed dividend on redeemable convertible preferred stock          (500,000)                --
                                                               ------------       ------------

Net loss available to common stockholders                      $ (8,586,106)      $   (686,249)
                                                               ============       ============


Basic and diluted net loss per common share                    $      (0.56)      $      (0.05)
                                                               ============       ============

Weighted average number of shares used in computing
  basic and diluted net loss per common share                    15,437,115         15,114,778
                                                               ============       ============



See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          FOR THE PERIOD
                                                                                           MARCH 30,1994
                                                                                             (DATE OF
                                                                                            INCEPTION)
                                                                THREE MONTHS                 THROUGH
                                                               ENDED MARCH 31,               MARCH 31,
                                                           2000              1999              2000
                                                       ------------       ---------       ------------
Cash flows from operating activities:
   Net loss                                            $ (8,086,106)      $(686,249)      $(25,688,478)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                          660,585           4,681          1,136,642
     Provision for doubtful accounts                             --              --             40,322
     Stock-based compensation                               680,649              --          2,781,075
     Loss on retirement of property & equipment               3,322              --             33,431
     Loss on foreign currency translation                    58,544              --             88,615
     Professional fees paid through the issuance
       of common stock and warrants                       2,343,630          97,430          6,571,766
   Interest paid through the issuance of warrants                --              --            151,800
   Change in operating assets & liabilities:
       Accounts receivable                                       --              --            (40,322)
       Prepaid expenses & other current assets             (127,628)        (38,115)          (360,382)
       Other assets                                              --              --            (24,238)
       Accounts payable and accrued liabilities             975,530          32,091          2,739,304
       Accrued compensation and benefits                   (225,884)         (9,229)           146,191
                                                       ------------       ---------       ------------
   Net cash used in operating activities                 (3,717,358)       (599,391)       (12,424,274)
                                                       ------------       ---------       ------------
Cash flows from investing activities:
   Purchase of property and equipment and
      software development                               (1,052,976)        (47,422)        (6,801,690)
                                                       ------------       ---------       ------------
          Net cash used in investing activities          (1,052,976)        (47,422)        (6,801,690)
                                                       ------------       ---------       ------------
Cash flows from financing activities:
   Issuance of common stock                                      --         195,000          1,127,500
   Issuance of redeemable convertible
      preferred stock, net of related expenses            4,185,000         500,000         25,632,983
   Purchase of treasury stock                                    --              --            (20,000)
   Proceeds from shareholder loans                               --              --            132,693
   Proceeds from other debt                                      --              --          2,445,545
   Payments on shareholder loans                                 --              --            (69,293)
   Payments on capital leases                               (36,410)         (6,055)           (92,187)
                                                       ------------       ---------       ------------
      Net cash provided by financing activities           4,148,590         688,945         29,157,241
                                                       ------------       ---------       ------------
Net change in cash                                         (621,744)         42,132          9,931,277

Cash and cash equivalents, beginning of period           10,553,021          42,335                 --
                                                       ------------       ---------       ------------
Cash and cash equivalents, end of period               $  9,931,277       $  84,467       $  9,931,277
                                                       ============       =========       ============


See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                           FOR THE PERIOD
                                                                                              MARCH 30,
                                                                                             1994 (DATE
                                                              THREE MONTHS ENDED            OF INCEPTION)
                                                                   MARCH 31,                  THROUGH
                                                        -----------------------------         MARCH 31,
                                                            2000            1999                2000
                                                        -------------   -------------      --------------
 Supplemental disclosure of cash flow information:
 Non-cash investing and financing:
    Equipment acquired through capital leases           $  520,075      $            --      $  739,390
                                                        ==========      ===============      ==========
 Common stock and warrants issued in exchange
    for professional services                           $2,343,630      $       125,000      $7,167,241
                                                        ==========      ===============      ==========












































See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       GENERAL:

         World Commerce Online, Inc. and its consolidated subsidiaries (the "Company") is a provider of business-to-business electronic commerce ("B2B e-commerce") technology products and services to the global perishable products industries. The Company provides its customers with access to the Company's secure Internet-based trading systems and to industry-specific Internet communities supplying comprehensive industry data and information resources as well as communication tools.

         The Company is in the development stage. Planned principal operations have commenced but have not produced significant revenue. The Company plans to generate revenues from its B2B e-commerce business from three primary sources: transaction fees, subscription fees and advertising revenue.

         The Company has experienced operating losses since its inception. Additional operating losses are anticipated for the foreseeable future as the Company builds its revenue base while expanding its operations, sales and marketing activities and product technology development.

         At March 31, 2000, the condensed consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries. The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2000 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 2000 and the consolidated results of its operations and cash flows for the three months ended March 31, 2000 and 1999. Results of interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's registration statement on Form 10, as amended, filed on April 3, 2000.


2.       RECENT ACCOUNTING PRONOUNCEMENTS:

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses gross versus net basis of reporting revenues for companies which operate Internet sites as well as the accounting for up-front fees. As of January 1, 2000, the Company adopted SAB 101. The Company does not believe that SAB 101 will have a material impact on its financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001.

3.       NET LOSS PER SHARE:

         Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible preferred stock, stock options and warrants. For the three months ended March 31, 2000, options to purchase 2,800,800 shares of common stock, preferred stock convertible into 9,250,000 shares of common stock, warrants to purchase 2,181,000 shares of common stock, and a warrant to purchase 110,000 shares of preferred stock convertible into 110,000 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.


4.       COMPREHENSIVE INCOME:

         The Company has adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income." Total comprehensive loss of $8,071,461 for the three months ended March 31, 2000 includes net loss of $8,086,106 and other comprehensive income of $14,645. The Company's only item of other comprehensive income is foreign currency translation adjustment that has been reported separately within stockholders' deficit on the condensed consolidated balance sheets. Total comprehensive loss for the three months ended March 31, 1999 equaled the net loss of $686,249. There were no items of other comprehensive income or loss for the three months ended March 31, 1999.


5.       STOCK OPTION PLAN:

         The World Commerce Online, Inc. 1999 Stock Option Plan (the "Plan") was adopted by the Company's shareholders in October 1999. The Plan covers up to 3.0 million shares of common stock and permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries: (i) incentive stock options ("ISOs") and (ii) nonqualified stock options ("NSOs"). The Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of March 31, 2000, the grants that had been made under the Plan were NSOs and ISOs.

         For the three months ended March 31, 2000, the Company recognized $445,649 of stock-based compensation expense related to options and expects to recognize $4,861,948 over the remaining vesting period of the options.


6.       EQUITY TRANSACTIONS:

         In March 2000, the Company issued to a consultant of the Company two warrants representing the right to purchase 155,000 and 95,000, shares, respectively, of common stock at an exercise price of $18 per share. The warrant representing 155,000 shares vest immediately with 40,000 shares of the second warrant vesting on June 30, 2000 and 55,000 shares vesting on September 30, 2000 provided that the existing consulting agreement remains in effect on those dates. The estimated fair value of these warrants based on a Black Scholes option pricing model is approximately $1,595,000 and $977,000, respectively, of which approximately $1,487,000 was recorded as product and technology development expense during the three months ended March 31, 2000.


7.       REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In March 2000, an investor of the Company exercised its option to purchase 250,000 shares of Series A convertible preferred stock at $2.00 per share. Because on the date of issuance of such shares, the estimated fair market value of the Company's common stock exceeded the conversion price, the Company has treated as a preferred stock dividend an amount of $500,000 related to this transaction.

8.       SUBSEQUENT EVENT:

         In April 2000, we entered into a software license agreement ("Agreement") with i2 Technologies, Inc., ("i2") a leading provider of intelligent eBusiness solutions. We will use i2's TradeMatrix(TM) platform to optimize demand consolidation, supply segregation and order fulfillment with FreshPlex(TM) and Floraplex.(TM) FreshPlex(TM) and Floraplex(TM) will be powered by i2's Tradematrix(TM) e-marketplace platform to offer a variety of services to the food and floral industries. FreshPlex (TM) and Floraplex(TM) will also provide logistics and transportation services to the global perishables products industry utilizing i2's transportation solutions. We will also provide the platform for the trading and transaction application.

         Terms of the Agreement include an exclusivity provision which requires i2, for a period of six months from the date of the Agreement, to not develop and execute a sales and marketing strategy with several of our major competitors. As consideration for acquiring the software license we issued to i2 a warrant representing the right to purchase 1.25 million shares of our common stock at an exercise price of $7.00 a share. The warrant vests immediately and has a fair value of approximately $8 million based on a Black Scholes option pricing model.

         As part of the Agreement we agreed to pay i2 a royalty fee equal to 5% of our gross revenues with minimum royalty payments of $0.5 million, $0.75 million and $1 million, respectively, in each of the three successive years after the launch date of the software which is currently estimated to be complete in September 2000. In addition, we have entered into a three-year joint marketing agreement that requires the development of a joint marketing plan between the companies to facilitate our "go to market" strategy. As payment for their marketing efforts, i2 will receive a finder's fee for customer leads it provides to us. The finder's fee is equal to 50% of the fees we receive from a customer for use, sale or license of our solutions, less specific deductions as outlined in the Agreement.

9.       COMMITMENTS AND CONTINGENCIES:

         In December 1999, the Company entered into an agreement with a company to integrate their Internet-based financial services product into Floraplex(TM) for the Americas market segment for the grower to wholesaler transactions providing Internet-based sourcing of financial payment and credit services. The three-year agreement is contingent upon the identification and selection of financial partners acceptable to the Company to facilitate the payment system. As of March 31, 2000, the Company had not identified and selected a financial partner. Upon selection of financial partners acceptable to the Company and satisfaction of the implementation requirements, the Company is committed to specified transaction levels in each of the three years beginning with fiscal year 2000 at agreed-upon pricing levels. The minimum commitment relative to fees per payment transactions processed in an annual period is approximately $150,000 in 2000, $240,000 in 2001, and $650,000 in 2002.

         The Company is, from time to time, party to certain litigation which relates to matters arising in the ordinary course of business. Management believes that such litigation is not expected to have a material impact on the financial position or results of operations of the Company.

10.      BUSINESS SEGMENT INFORMATION:

         As of and for the periods presented, the Company has primarily operated in one business segment, providing business-to-business electronic commerce solutions to the fresh cut flower industry.

         During the three months ended March 31, 2000, the Company derived approximately $11,000 in revenues in the United States and approximately $40,000 in revenues in Holland. The Company derived approximately 65% of its revenues from three customers and two of those customers exceeded 10% of total revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, the risks described in the Company's registration statement on Form 10, as amended, filed on April 3, 2000, with the Securities and Exchange Commission.


OVERVIEW

         We provide B2B e-commerce technology products and services for the global perishable products industries including trading systems and supply chain management software applications, industry-specific information resources and Internet-based communication skills. Our Global Trade Communities, including Floraplex(TM), for the global floriculture industry, and FreshPlex(TM), for the global produce industry, which we market to supply chain participants and other businesses with an Internet focus, deliver our customers' web-enabled procurement tools, including trading systems and supply chain management software applications, and an industry-specific Internet portal.

         We are a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. Planned principal operations have commenced but have not produced significant revenue to date.


RESULTS OF OPERATIONS

         The following is derived from our condensed consolidated financial statements as of and for the three months ended March 31, 2000 and 1999.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Revenue for the three months ended March 31, 2000 was $51,000. There was no revenue generated in the three months ended March 31, 1999. For the three months ended March 31, 2000, revenue was generated primarily from three sources: approximately $42,000, or 82.4% of total revenue, in transaction fees, approximately $2,000, or 3.9% of total revenue, in advertising fees, and approximately $7,000, or 13.7% of total revenue, in subscription fees.

         PRODUCT AND TECHNOLOGY DEVELOPMENT. Product and technology development expenses consist primarily of salaries and related personnel costs for our internal development team including stock-based compensation costs, costs related to the design, development, testing, deployment and enhancement of our Global Trade Community technology and our Web-server infrastructure including costs for third party consultants and costs for customer support, technology, maintenance, and training. Product and technology development expenses for the three months ended March 31, 2000 were $2.6 million compared to $0.1 million for the three months ended March 31, 1999, an increase of approximately $2.5 million. The primary reasons for this increase were increases in non-cash charges of approximately $0.1 million related to stock based compensation, an increase in third party consultant expense of approximately $2.0 million of which approximately $1.5 related to a non-cash charge related to the issuance of warrants and an increase in employee headcount from 5 as of March 31, 1999 to 35 as of March 31, 2000 which resulted in an increase of approximately $0.3 million.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related personnel costs including stock-based compensation for our sales and marketing organization and marketing costs for activities including advertisements and trade shows. Sales and marketing expenses for the three months ended March 31, 2000 were $3.5 million compared to $0.2 million for the three months ended March 31, 1999, an increase of approximately $3.3 million. The primary reasons for this increase were the amortization of approximately $1.0 million related to warrants issued to third party consultants and a customer, an increase in our global marketing efforts of approximately $ 0.5 million and an increase of approximately $0.4 million related to our participation in and travel to trade shows worldwide. Additionally, our sales and marketing department increased from 5 employees as of March 31, 1999 to 43 employees as of March 31, 2000 which resulted in an increase of approximately $1.3 million which includes a non-cash charge of approximately $0.5 million for stock based compensation.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs of operations and finance personnel including stock-based compensation as well as costs for our operating facilities, recruiting expenses, professional fees and telecommunication costs. General and administrative expenses for the three months ended March 31, 2000 were $1.5 million compared to $0.4 million for the three months ended March 31, 1999, an increase of approximately $1.1 million. The primary reasons for this increase were the hiring of personnel in all support departments and the increase in professional costs. Our headcount increased from 2 as of March 31, 1999 to 20 as of March 31, 2000. This resulted in an increase of approximately $0.4 million in salaries and wages, which includes a non-cash charge of approximately $0.08 million in stock-based compensation, and $0.3 million in related personnel costs and other operating costs as mentioned above. Professional costs increased approximately $0.2 million for legal and accounting costs associated with filing our registration statement on Form 10, as amended, filed on April 3, 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation and amortization of goodwill relating to our acquisition. Depreciation and amortization expenses for the three months ended March 31, 2000 were $0.6 million compared to $0.005 million for the three months ended March 31, 1999, an increase of approximately $0.6 million due to the amortization of goodwill recognized in connection with our acquisition of Fresh Products Network B.V. in August 1999 and depreciation for additions in property and equipment and capitalized software development costs.

         STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date. At March 31, 2000, deferred stock compensation, which is a component of stockholders' equity, was $4.9 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with either 25% cliff vesting or 28% vesting on the first anniversary of the grant date and the balance vesting 2% monthly thereafter. We have recognized approximately $0.7 million in stock-based compensation, $0.5 million related to options and $0.2 million related to an employee stock grant, for the three months ended March 31, 2000. We expect to incur stock-based compensation expense of at least $1.7 million for the remainder of 2000, $1.6 million in 2001 and 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses gross versus net basis of reporting revenues for companies which operate Internet sites as well as the accounting for up-front fees. SAB 101 is effective for fiscal years beginning after December 15, 1999. As of January 1, 2000, we have adopted SAB 101. We do not believe that SAB 101 will have a material impact on its financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have not, to date, engaged in derivative and hedging activities, and accordingly do not believe that the adoption of SFAS No. 133 will have a material impact on our financial reporting and related disclosures of the Company. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001.

RECENT EVENT

         In April 2000, we entered into a software license agreement ("Agreement") with i2 Technologies, Inc., ("i2") a leading provider of intelligent eBusiness solutions. We will use i2's TradeMatrix(TM) platform to optimize demand consolidation, supply segregation and order fulfillment with FreshPlex(TM) and Floraplex.(TM) FreshPlex(TM) and Floraplex(TM) will be powered by i2's Tradematrix(TM) e-marketplace platform to offer a variety of services to the food and floral industries. FreshPlex (TM) and Floraplex(TM) will also provide logistics and transportation services to the global perishables products industry utilizing i2's transportation solutions. We will also provide the platform for the trading and transaction application.

         Terms of the Agreement include an exclusivity provision which requires i2, for a period of six months from the date of the Agreement, to not develop and execute a sales and marketing strategy with several of our major competitors. As consideration for acquiring the software license we issued to i2 a warrant representing the right to purchase 1.25 million shares of our common stock at an exercise price of $7.00 a share. The warrant vests immediately and has a fair value of approximately $8 million based on a Black Scholes option pricing model.

         As part of the Agreement we agreed to pay i2 a royalty fee equal to 5% of our gross revenues with minimum royalty payments of $0.5 million, $0.75 million and $1 million, respectively, in each of the three successive years after the launch date of the software which is currently estimated to be complete in September 2000. In addition, we have entered into a three-year joint marketing agreement that requires the development of a joint marketing plan between the companies to facilitate our "go to market" strategy. As payment for their marketing efforts, i2 will receive a finder's fee for customer leads it provides to us. The finder's fee is equal to 50% of the fees we receive from a customer for use, sale or license of our solutions, less specific deductions as outlined in the Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         From inception, we have financed our operations through private sales of our common stock and redeemable convertible preferred stock.

         Net cash used in operating activities was approximately $3.7 million for the three months ended March 31, 2000 and $0.6 million for the three months ended March 31, 1999. This use of cash was primarily due to our net losses in each of those periods. For the three months ended March 31, 2000, the net loss was offset by an increase in accounts payable and accrued liabilities, a non-cash stock-based compensation charge of $0.7 million, a non-cash charge of $2.3 million through the issuance of warrants for professional services, and an increase in depreciation and amortization expense of $0.7 million.

         Net cash used in investing activities was approximately $1.0 million for the three months ended March 31, 2000 and $0.05 million for the three months ended March 31, 1999. The increase for the three months ended March 31, 2000, was primarily due to the acquisition of technology equipment and the capitalization of software development costs.

         Net cash provided by financing activities was approximately $4.1 million for the three months ended March 31, 2000 and $0.7 million for the three months ended March 31, 1999. The increase for the three months ended March 31, 2000, was due to the receipt of proceeds from investor receivables from the sale of our Series B redeemable, convertible, preferred stock.

         We expect to continue to incur losses and to utilize cash in our operations for the foreseeable future. We believe that our current cash and cash equivalents and expected cash from operations will be sufficient to meet our anticipated requirements for our operations including the initial implementation of FreshPlex for at least the next 9 months. We expect that we will need to raise additional funds, including through equity offerings, in the future in order to fully implement our FreshPlex strategy in 2001.

         If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of our common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned technology or product development and sales and marketing efforts, which could harm our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To date, our results of operations have not been impacted materially by inflation in the United States, Holland or in the countries that comprise Latin America. Approximately 80% of our revenues generated in the three months ended March 31, 2000, were denominated in Dutch guilders.

         It is likely that a significant percentage of our revenues will continue to be denominated in foreign currencies, specifically the Dutch guilder or the Euro. As a result, our revenues may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities and our accounts payable and operating expenses are denominated in foreign currencies. Therefore, we are exposed to foreign currency exchange risks. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

         (c) On March 14, 2000, we issued 10,000 shares of our common stock, at a fair market value of $235,000 (based on the closing sale price on the day before the date of issuance of our common stock on the OTC Bulletin Board), to Gregory N. Chambers, an executive in our sales and marketing organization, in connection with the commencement of his employment with the Company.

         On March 14, 2000, we sold 200,000 shares of our Series A convertible preferred stock, at a purchase price of $2 per share, to Interprise Technology Partners for $400,000 pursuant to Interprise's exercise of an option, which we granted on March 30, 1999, to purchase such shares at such price.

         On March 29, 2000, we granted to Answerthink Consulting Group, Inc. two warrants representing the right to purchase 250,000 shares of our common stock as consideration for introducing us to i2 Technologies, Inc. and in full payment of $200,000 worth of consulting services rendered to us as of March 29, 2000. The warrant had a fair market value (based on the closing sale price on the day before the date of grant of our common stock on the OTC Bulletin Board) on the date of the grant of $2,572,000.

(d)      Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                  Exhibit
                   Number         Description of Exhibit
                   ------         ----------------------

                     4.1 Warrant Agreement in favor of Answerthink Consulting Group, Inc., dated March 29, 2000 (filed as an exhibit to our Form 10 Registration Statement, as amended, filed on April 3, 2000 No. 0-29495)

                     4.2 Warrant Agreement in favor of Answerthink Consulting Group, Inc., dated March 29, 2000 (filed as an exhibit to our Form 10 Registration Statement, as amended, filed on April 3, 2000 No. 0-29495)

                    27.1          Financial Data Schedule



(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WORLD COMMERCE ONLINE, INC.
                                          (Registrant)


Date:  May 15, 2000                       /s/ Robert H. Shaw
                                          -------------------------------------
                                              Robert H. Shaw
                                              Chairman of the Board and
                                              Chief Executive Officer


                                          /s/ MARK E. PATTEN
                                          -------------------------------------
                                              Mark E. Patten
                                              Chief Financial Officer and
                                              Executive Vice President
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX



       Exhibit
        Number         Description of Exhibit
        ------         ----------------------

          4.1          Warrant Agreement in favor of Answerthink
                       Consulting Group, Inc., dated March 29, 2000
                       (filed as an exhibit to our Form 10
                       Registration Statement, as amended, filed on April 3, 2000 No. 0-29495)


          4.1          Warrant Agreement in favor of Answerthink
                       Consulting Group, Inc., dated March 29, 2000
                       (filed as an exhibit to our Form 10
                       Registration Statement, as amended, filed on April 3, 2000 No. 0-29495)

         27.1          Financial Data Schedule