Form 10-Q
period 2000-06-30
WORLD COMMERCE ONLINE INC
filed 2000-08-15
CIK 1064133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     COMMISSION FILE NUMBER  0-29495
                            -----------


                           WORLD COMMERCE ONLINE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                             52-2205697
          (STATE OF INCORPORATION)        (IRS EMPLOYER IDENTIFICATION NUMBER)

                              9677 TRADEPORT DRIVE
                             ORLANDO, FLORIDA 32827
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (407) 240-8999
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES  [ ]       NO [X] *

* THE REGISTRANT BECAME SUBJECT TO THE REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 ON APRIL 14, 2000 AND HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SINCE THEN.

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF AUGUST 11, 2000: 16,263,904 SHARES.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS 18 PAGES, OF WHICH THIS IS PAGE 1.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED BALANCE SHEETS, AS OF JUNE 30,
                 2000 (UNAUDITED) AND DECEMBER 31, 1999                     PAGE 3

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999,
                 AND FOR THE PERIOD MARCH 30, 1994 (DATE OF INCEPTION)
                 THROUGH JUNE 30, 2000 (UNAUDITED)                          PAGE 4

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)    PAGE 5

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999, AND
                 FOR THE PERIOD MARCH 30, 1994 (DATE OF INCEPTION)
                 THROUGH JUNE 30, 2000 (UNAUDITED)                          PAGE 6

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS (UNAUDITED)                                     PAGE 8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        PAGE 11

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                PAGE 15


PART II  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                          PAGE 16
                 NONE

         ITEM 2. CHANGES IN SECURITIES                                      PAGE 16


         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                            PAGE 16
                 NONE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        PAGE 16
                 NONE

         ITEM 5. OTHER INFORMATION                                          PAGE 16
                 NONE

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           PAGE 17


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,         DECEMBER 31,
                                                                      2000              1999
                                                                   -----------       -------------
                                                                   (UNAUDITED)
                                    ASSETS

Current assets:
     Cash and cash equivalents                                    $  3,932,008       $ 10,553,021
     Prepaid expenses and other current assets                         409,985            232,754
     Receivable from investors                                              --          3,785,000
                                                                  ------------       ------------
         Total current assets                                        4,341,993         14,570,775

Property and equipment, net                                         16,254,667          6,477,743
Intangible assets, net                                               1,327,565          1,596,260
Other assets                                                            24,238             24,238
                                                                  ------------       ------------
Total assets                                                      $ 21,948,463       $ 22,669,016
                                                                  ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                     $  3,564,794       $  1,855,185
     Accrued compensation and benefits                                 327,454            372,075
     Capital lease obligation, current                                 210,377             71,611
                                                                  ------------       ------------
         Total current liabilities                                   4,102,625          2,298,871

Long-term liabilities:
     Capital lease obligation                                          369,883             91,927

Redeemable convertible preferred stock:
     Preferred stock Series A, $0.001 par value; authorized
       4,250,000 shares, issued and outstanding 4,250,000
       and 4,000,000 shares at June 30, 2000 and December
       31, 1999, respectively, stated at liquidation value,
       net of related costs                                          8,478,211          7,978,211
     Preferred stock Series B, $0.001, par value; authorized
       5,110,000 shares, issued and outstanding 5,000,000
       shares at June 30, 2000 and December 31, 1999, stated
       at liquidation value, net of related costs                   19,620,772         19,620,772
                                                                  ------------       ------------
         Total redeemable convertible preferred stock               28,098,983         27,598,983

Stockholders' deficit:
     Common stock, $0.001 par value; authorized 90,000,000
       shares, issued and outstanding 15,465,357 and
       15,435,357 shares at June 30, 2000 and December
       31, 1999, respectively                                           15,465             15,435
     Additional paid-in capital                                     56,123,198         43,175,872
     Deferred stock-based compensation                              (3,805,387)        (4,863,980)
     Accumulated deficit                                           (62,839,419)       (45,602,372)
     Accumulated comprehensive loss                                   (116,885)           (45,720)
                                                                  ------------       ------------
         Total stockholders' deficit                               (10,623,028)        (7,320,765)
                                                                  ------------       ------------
Total liabilities and stockholders' deficit                       $ 21,948,463       $ 22,669,016
                                                                  ============       ============




See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      THREE MONTHS
                                                                          ENDED
                                                                         JUNE 30,
                                                                  2000             1999
                                                             ------------     ------------
     Revenues:
        Advertising revenue                                  $      6,489     $         --
        Subscription revenue                                        8,402               --
        Transaction revenue                                        31,857               --
                                                             ------------     ------------
              Total revenues                                       46,748               --
                                                             ------------     ------------
     Costs and operating expenses:
        Product and technology development                      2,442,251          571,682
        Sales and marketing                                     3,601,942          502,161
        General and administrative                              1,571,751          636,432
        Depreciation and amortization                           1,211,490           27,864
                                                             ------------     ------------
           Total costs and operating expenses                   8,827,434        1,738,139
                                                             ------------     ------------
     Loss from operations                                      (8,780,686)      (1,738,139)
     Net interest income (expense)                                 78,148          (23,954)
     Other non-operating income                                    51,598               --
                                                             ------------     ------------

     Net loss                                                $ (8,650,940)    $ (1,762,093)
                                                             ============     ============

     Basic and diluted net loss per common share             $      (0.56)    $      (0.12)
                                                             ============     ============

     Weighted average number of shares used in computing
        basic and diluted net loss per common share            15,455,027       15,209,062
                                                             ============     ============




See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                           FOR THE PERIOD
                                                                                           MARCH 30, 1994
                                                                                              (DATE OF
                                                                SIX MONTHS                   INCEPTION)
                                                                  ENDED                       THROUGH
                                                                 JUNE 30,                     JUNE 30,
                                                          2000               1999               2000
                                                      ------------       ------------       -------------
     Revenues:
        Advertising revenue                           $      8,588       $         --       $     22,733
        Subscription revenue                                15,427                 --             23,336
        Transaction revenue                                 73,864                 --             94,940
        Floral product revenue                                  --                 --            350,130
        Other revenue                                           --                 --             40,273
        Service revenues from related parties                   --                 --            342,396
                                                      ------------       ------------       ------------
              Total revenues                                97,879                 --            873,808
                                                      ------------       ------------       ------------
     Costs and operating expenses:
        Cost of floral product                                  --                 --            308,749
        Product and technology development               5,070,809            663,076          8,493,293
        Sales and marketing                              7,100,953            691,591         13,149,079
        General and administrative                       3,022,183          1,015,710         10,955,141
        Depreciation and amortization                    1,826,825             32,545          2,259,110
                                                      ------------       ------------       ------------
           Total costs and operating expenses           17,020,770          2,402,922         35,165,372
                                                      ------------       ------------       ------------
     Loss from operations                              (16,922,891)        (2,402,922)       (34,291,564)
     Net interest income (expense)                         196,164            (45,420)            19,051
     Other non-operating expense                           (10,319)                --            (66,905)
                                                      ------------       ------------       ------------
     Net loss                                         $(16,737,046)      $ (2,448,342)      $(34,339,418)
     Deemed dividend on redeemable convertible
        preferred stock                                   (500,000)                --
                                                      ------------       ------------
     Net loss available to common stockholders        $(17,237,046)      $ (2,448,342)
                                                      ============       ============

     Basic and diluted net loss per common share      $      (1.12)      $      (0.16)
                                                      ============       ============

     Weighted average number of shares used in
        computing basic and diluted net loss per
        common share                                    15,442,352         15,162,180
                                                      ============       ============





See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           FOR THE PERIOD
                                                                                            MARCH 30,1994
                                                                                              (DATE OF
                                                                                             INCEPTION)
                                                                 SIX MONTHS                   THROUGH
                                                                ENDED JUNE 30,                 JUNE 30,
                                                            2000             1999               2000
                                                       -------------      ------------      -------------
Cash flows from operating activities:
  Net loss                                             $(16,737,046)      $(2,448,342)      $(34,339,418)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                         1,826,825            32,545          2,302,880
    Provision for doubtful accounts                              --                --             40,322
    Stock-based compensation                              1,227,375                --          3,327,801
    Loss on retirement of property & equipment               10,908                --             41,017
    Loss on foreign currency translation                         --                --             30,071
    Professional fees paid through the issuance
      of common stock and warrants                        4,018,750            97,430          8,246,886
  Interest paid through the issuance of warrants                 --                --            151,800
  Change in operating assets & liabilities:
     Prepaid expenses & other current assets               (186,674)         (204,227)          (459,750)
     Other assets                                                --                --            (24,238)
     Accounts payable and accrued liabilities             1,926,963           731,328          3,690,737
     Accrued compensation and benefits                      (42,043)           (7,322)           330,032
                                                       ------------       -----------       ------------
  Net cash used in operating activities                  (7,954,942)       (1,798,588)       (16,661,860)
                                                       ------------       -----------       ------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment             520,075                --            520,075
   Purchase of property and equipment and software
     development                                         (3,402,786)         (790,067)        (9,151,498)
                                                       ------------       -----------       ------------
      Net cash used in investing activities              (2,882,711)         (790,067)        (8,631,423)
                                                       ------------       -----------       ------------
Cash flows from financing activities:
  Issuance of common stock                                       --           195,000          1,127,500
  Proceeds from exercise of stock options                    40,000                --             40,000
  Issuance of redeemable convertible
      preferred stock, net of related expenses            4,285,000         3,378,211         25,732,983
  Purchase of treasury stock                                     --                --            (20,000)
  Proceeds from stockholder loans                                --                --            132,693
  Proceeds from other debt                                       --                --          2,445,545
  Payments on stockholder loans                                  --                --            (69,293)
  Payments on capital leases                               (103,353)          (22,672)          (159,130)
                                                       ------------       -----------       ------------
      Net cash provided by financing activities           4,221,647         3,550,539         29,230,298
                                                       ------------       -----------       ------------
Effect of exchange rate on cash                              (5,007)               --             (5,007)
Net change in cash                                       (6,621,013)          961,884          3,932,008
Cash and cash equivalents, beginning of period           10,553,021            42,335                 --
                                                       ------------       -----------       ------------
Cash and cash equivalents, end of period               $  3,932,008       $ 1,004,219       $  3,932,008
                                                       ============       ===========       ============




See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                               FOR THE PERIOD
                                                                                  MARCH 30,
                                                                                 1994 (DATE
                                                                                OF INCEPTION)
                                                             SIX MONTHS            THROUGH
                                                            ENDED JUNE 30,         JUNE 30,
                                                          2000          1999         2000
                                                       ----------      ------    ------------
Supplemental disclosure of cash flow information:
Non-cash investing and financing:
  Equipment acquired through capital leases            $  520,075      $   --     $  739,390
                                                       ==========      ======     ==========

Software acquired through the issuance
  of a warrant                                         $8,019,824      $   --     $8,019,824
                                                       ==========      ======     ==========



See accompanying notes to condensed consolidated financial statements

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL:

      World Commerce Online, Inc. and its consolidated subsidiaries (the "Company") is a provider of business-to-business electronic commerce ("B2B e-commerce") technology products and services to the global perishable products industries. The Company provides its customers with access to the Company's secure Internet-based trading systems and to industry-specific Internet communities supplying comprehensive industry data and information resources as well as communication tools. The Company is in the development stage. Planned principal operations have commenced but have not produced significant revenue. The Company plans to generate revenues from its B2B e-commerce business from these primary sources: transaction fees, subscription fees, advertising revenue, and integration fees.

      The Company has experienced operating losses since its inception. Additional operating losses are anticipated for the foreseeable future as the Company builds its revenue base while expanding its operations, sales and marketing activities and product technology development.

      At June 30, 2000, the condensed consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries. The condensed consolidated financial statements of the Company as of and for the three months and six months ended June 30, 2000 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 2000 and the consolidated results of its operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Results of interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's registration statement on Form 10, as amended, filed on June 8, 2000.

2.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

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

3.    NET LOSS PER SHARE:

      Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible preferred stock, stock options and warrants. For the three months and six months ended June 30, 2000, options to purchase 2,940,800 shares of common stock, preferred stock convertible into 9,250,000 shares of common stock, warrants to purchase 3,591,000 shares of common stock, and a warrant to purchase 110,000 shares of preferred stock convertible into 110,000 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

4.    COMPREHENSIVE INCOME:

      The Company has adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income." Total comprehensive loss for the three months and six months ended June 30, 2000, includes net loss of $8,650,940 and $16,737,046, respectively and other comprehensive loss of $102,240 and $116,885, respectively. The Company's only item of other comprehensive income is foreign currency translation adjustment that has been reported separately within stockholders' deficit on the condensed consolidated balance sheets. Total comprehensive loss for the three months and six months ended June 30, 1999 equaled the net loss of $1,762,093 and $2,448,342, respectively. There were no items of other comprehensive income or loss for the three months or six months ended June 30, 1999.

5.    STOCK OPTION PLAN:

      The World Commerce Online, Inc. 1999 Stock Option Plan (the "Plan") was adopted by the Company's stockholders in October 1999. In June 2000, the Company's Board of Directors approved an amendment to the Plan to increase the number of shares of common stock available for grant to 4 million from 3 million. This amendment is subject to stockholder approval at the next stockholder meeting. As amended, the Plan permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries: (i) incentive stock options ("ISOs") and (ii) nonqualified stock options ("NSOs"). The Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of June 30, 2000, the grants that had been made under the Plan were NSOs and ISOs.

      For the three months and six months ended June 30, 2000, the Company recognized $546,726 and $992,375, respectively, of stock-based compensation expense related to options and expects to recognize $3,805,387 over the remaining vesting period of the options.

6.    EQUITY TRANSACTIONS:

      In April 2000, the Company entered into a software license agreement ("Agreement") with i2 Technologies, Inc., ("i2") a provider of supply chain management and logistics software. As consideration for acquiring the software license the Company granted to i2 a warrant representing the right to purchase 1,250,000 shares of common stock at an exercise price of $7.00 a share. The warrant vests immediately and has a fair value of $8,019,824 based on a Black Scholes option pricing model. The value of the warrant was capitalized as the cost of acquiring the licensed software and will be amortized over three years, the initial term of the license, beginning July 1, 2000.

      In June 2000, the Company modified an existing warrant granted to a consultant by changing the exercise price from $18 to $7. This modification resulted in additional consulting expense of $317,901 of which $257,499 was recognized in the three months ended June 30, 2000. The remaining $60,401 will be recognized over the remaining vesting period of the warrant.

7.    SUBSEQUENT EVENTS:

      On August 4, 2000, the Company acquired the entire equity interest in ProduceOnline.com, Inc. ("POL"). The consideration included 423,592 shares of common stock, 91,802 shares of Series C redeemable, convertible, preferred stock, convertible into 918,021 shares of Company common stock, and assumption of liabilities. In addition, the Company issued 372,955 shares of common stock to the founding stockholders of POL that are subject to a repurchase option that expires over the next 27 months. The transaction will be accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired will be recorded as goodwill and amortized over 36 months. The results of the acquired operations will be included in the Company's consolidated financial statements as of the acquisition date.

      On August 14, 2000, the Company entered into a secured loan agreement with Interprise Technology Partners, L.P., a stockholder of the Company, in the amount of $5,000,000. The loan matures on February 28, 2001, and bears interest at a rate of 10% per annum. In addition, the Company granted a warrant representing the right to purchase up to 225,000 shares of common stock. The fair value of the warrants will be calculated based on a Black Scholes option-pricing model and recorded as interest expense.

8.    COMMITMENTS AND CONTINGENCIES:

      As part of the Agreement with i2, the Company agreed to pay i2 a royalty fee equal to 5% of gross revenues with minimum royalty payments of $500,000, $750,000 and $1,000,000, respectively, in each of the three successive years after the launch date of the software which is currently estimated to be complete in September 2000. In addition, the Company has entered into a three-year joint marketing agreement that requires the development of a joint marketing plan between the companies to facilitate our "go to market" strategy. As payment for their marketing efforts, i2 will receive a finder's fee for customer leads it provides to the Company. The finder's fee is equal to 50% of the fees received from a customer for use of our solutions, less specific deductions as outlined in the Agreement.

      In December 1999, the Company entered into an agreement with a company to integrate their Internet-based financial services product into Floraplex(TM) for the Americas market segment for the grower to wholesaler transactions providing Internet-based sourcing of financial payment and credit services. The three-year agreement is contingent upon the identification and selection of financial partners acceptable to the Company to facilitate the payment system. As of June 30, 2000, the Company had not identified and selected a financial partner. Upon selection of financial partners acceptable to the Company and satisfaction of the implementation requirements, the Company is committed to specified transaction levels in each of the three years beginning with fiscal year 2000 at agreed-upon pricing levels. The minimum commitment relative to fees per payment transactions processed in an annual period is approximately $150,000 in 2000, $240,000 in 2001, and $650,000 in 2002.

      The Company is, from time to time, party to certain litigation that relates to matters arising in the ordinary course of business. Management believes that such litigation is not expected to have a material impact on the financial position or results of operations of the Company.

9.    BUSINESS SEGMENT INFORMATION:

      As of and for the periods presented, the Company has primarily operated in one business segment, providing business-to-business electronic commerce solutions to the perishable products industries. During the three months and six months ended June 30, 2000, the Company derived approximately $18,000 and $29,000, respectively, in revenues in the United States and approximately $29,000 and $69,000, respectively, in revenues in Holland. For the three months and six months ended June 30, 2000, the Company had one customer that exceeded 10% of total revenues. The Company did not generate revenues in the three months and six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, the risks described in the Company's registration statement on Form 10, as amended, filed on June 8, 2000, with the Securities and Exchange Commission.

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

RECENT DEVELOPMENTS

         On August 4, 2000, we acquired the entire equity interest in ProduceOnline.com, Inc. ("POL") for consideration including 423,592 shares of common stock, 91,802 shares of our Series C redeemable convertible preferred stock, convertible into 918,021 shares of our common stock, and assumption of liabilities. In addition, we issued 372,955 shares of our common stock to the founding stockholders of POL that are subject to a repurchase option that expires over the next 27 months. The transaction will be accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired will be recorded as goodwill and amortized over 36 months. The results of the acquired operations will be included in our consolidated financial statements as of the acquisition date.

         On July 14, 2000, we filed an application for listing on the NASDAQ national market.

         We completed the execution of lock-up agreements with holders of more than 90% of our outstanding shares of common stock that are eligible for public resale under Rule 144 of the Securities Act of 1933, as amended, after July 13, 2000. The lock-up agreements expire on June 30, 2001, or the effective date of a public offering of our common stock, whichever occurs first.

         On August 14, 2000, we entered into a secured loan agreement with Interprise Technology Partners, L.P., a stockholder of the Company, in the amount of $5 million. The loan matures on February 28, 2001, and bears interest at a rate of 10% per annum. In addition, we granted a warrant representing the right to purchase up to 225,000 shares of common stock.

RESULTS OF OPERATIONS

         The following is derived from our condensed consolidated financial statements as of and for the three months ended June 30, 2000 and 1999.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE
30, 1999

         REVENUES. Revenue for the three months ended June 30, 2000 was approximately $47,000. There was no revenue generated in the three months ended June 30, 1999. For the three months ended June 30, 2000, revenue was generated primarily from three sources: approximately $32,000, or 68% of total revenue, in transaction fees, approximately $7,000, or 15% of total revenue, in advertising fees, and approximately $8,000, or 17% of total revenue, in subscription fees.

         PRODUCT AND TECHNOLOGY DEVELOPMENT. Product and technology development expenses consist primarily of salaries and related personnel costs for our internal development team including stock-based compensation costs, costs related to the design, development, testing, deployment and enhancement of our Global Trade Community technology and our Web-server infrastructure including costs for third party consultants and costs for customer support, technology, maintenance, and training. Product and technology development expenses for the three months ended June 30, 2000 were $2.4 million compared to $0.6 million for the three months ended June 30, 1999, an increase of approximately $1.8 million. The primary reasons for this increase were an increase in third party consulting expense of approximately $1.2 million of which approximately $0.7 related to a non-cash charge for amortization of warrants and an increase in employee headcount from 10 as of June 30, 1999 to 31 as of June 30, 2000 which resulted in an increase of approximately $0.5 million of which approximately $0.04 million related to a non-cash charge for stock based compensation.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related personnel costs including stock-based compensation for our sales and marketing organization and marketing costs for activities including advertisements and trade shows. Sales and marketing expenses for the three months ended June 30, 2000 were $3.6 million compared to $0.5 million for the three months ended June 30, 1999, an increase of approximately $3.1 million. The primary reasons for this increase were a non-cash charge of approximately $1.0 million related to the amortization of warrants issued to third party consultants and a customer, an increase in our global marketing efforts of approximately $0.5 million and an increase of approximately $0.2 million related to our participation in and travel to trade shows worldwide. Additionally, our sales and marketing department increased from 15 employees as of June 30, 1999 to 53 employees as of June 30, 2000 which resulted in an increase of approximately $1.1 million in salaries and wages which includes a non-cash charge of approximately $0.4 million for stock based compensation.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs of operations and finance personnel including stock-based compensation as well as costs for our operating facilities, recruiting expenses, professional fees and telecommunication costs. General and administrative expenses for the three months ended June 30, 2000 were $1.6 million compared to $0.6 million for the three months ended June 30, 1999, an increase of approximately $1.0 million. The primary reasons for this increase were the hiring of personnel in all support departments and the increase in professional services costs. Our headcount increased from 6 as of June 30, 1999 to 25 as of June 30, 2000. This resulted in an increase of approximately $0.5 million in salaries and wages which includes a non-cash charge of approximately $0.08 million in stock-based compensation. Management consulting fees increased approximately $0.1 million and professional costs increased approximately $0.1 million for personnel recruitment fees and approximately $0.1 million for legal and accounting costs associated with filing our registration statement on Form 10, as amended, filed on June 8, 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of property and equipment and amortization of goodwill relating to acquisitions. Depreciation and amortization expenses for the three months ended June 30, 2000 were $1.2 million compared to $0.03 million for the three months ended June 30, 1999, an increase of approximately $1.2 million due to the amortization of goodwill recognized in connection with our acquisition of Fresh Products Network B.V. in August 1999 and covenant not to compete of approximately $0.1 million and depreciation for additions in property and equipment and capitalized software development costs of approximately $0.5 million. Also included is the acceleration of depreciation of approximately $0.6 million related to internally developed logistics software that was replaced by licensed supply chain management software.

         STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date. At June 30, 2000, deferred stock compensation, which is a component of stockholders' equity, was $3.8 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with either 25% cliff vesting or 28% vesting on the first anniversary of the grant date and the balance vesting 2% monthly thereafter. We have recognized approximately $0.5 million in stock-based compensation related to options for the three months ended June 30, 2000. We expect to incur stock-based compensation expense of at least $1.0 million for the remainder of 2000, $1.4 million in 2001 $1.3 million in 2002 and $0.1 million in 2003.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenue for the six months ended June 30, 2000 was approximately $98,000. There was no revenue generated in the six months ended June 30, 1999. For the six months ended June 30, 2000, revenue was generated primarily from three sources: approximately $74,000, or 76% of total revenue, in transaction fees, approximately $9,000, or 9% of total revenue, in advertising fees, and approximately $15,000, or 15% of total revenue, in subscription fees.

         PRODUCT AND TECHNOLOGY DEVELOPMENT. Product and technology development expenses consist primarily of salaries and related personnel costs for our internal development team including stock-based compensation costs, costs related to the design, development, testing, deployment and enhancement of our Global Trade Community technology and our Web-server infrastructure including costs for third party consultants and costs for customer support, technology, maintenance, and training. Product and technology development expenses for the six months ended June 30, 2000 were $5.1 million compared to $0.7 million for the six months ended June 30, 1999, an increase of approximately $4.4 million. The primary reasons for this increase were an increase in third party consulting expense of approximately $3.1 million of which approximately $2.2 related to a non-cash charge for the issuance of warrants and an increase in employee headcount from 10 as of June 30, 1999 to 31 as of June 30, 2000 which resulted in an increase of approximately $0.9 million in salaries expense which includes a non-cash charge of approximately $0.1 million related to stock based compensation. The increase in head count also resulted in an increase of approximately $0.1 million in travel related expenses.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related personnel costs including stock-based compensation for our sales and marketing organization and marketing costs for activities including advertisements and trade shows. Sales and marketing expenses for the six months ended June 30, 2000 were $7.1 million compared to $0.7 million for the six months ended June 30, 1999, an increase of approximately $6.4 million. The primary reasons for this increase were a non-cash charge of approximately $2.0 million related to the amortization of warrants issued to third party consultants and a customer, an increase in our global marketing efforts of approximately $ 1.0 million and an increase of approximately $0.6 million related to our participation in and travel to trade shows worldwide. Additionally, our sales and marketing department increased from 15 employees as of June 30, 1999 to 53 employees as of June 30, 2000 which resulted in an increase of approximately $2.4 million which includes a non-cash charge of approximately $0.9 million for stock based compensation.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs of operations and finance personnel including stock-based compensation as well as costs for our operating facilities, recruiting expenses, professional fees and telecommunication costs. General and administrative expenses for the six months ended June 30, 2000 were $3.0 million compared to $1.0 million for the six months ended June 30, 1999, an increase of approximately $2.0 million. The primary reasons for this increase were the hiring of personnel in all support departments and the increase in professional costs. Our headcount increased from 6 as of June 30, 1999 to 25 as of June 30, 2000. This resulted in an increase of approximately $0.9 million in salaries and wages, which includes a non-cash charge of approximately $0.2 million in stock-based compensation, and $0.4 million in related personnel costs and other operating costs as mentioned above. Management consulting fees increased approximately $0.1 million and professional costs increased approximately $0.2 million for personnel recruitment fees and approximately $0.3 million for legal and accounting costs associated with filing our registration statement on Form 10, as amended, filed on June 8, 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of property and equipment and amortization of goodwill relating to our acquisition. Depreciation and amortization expenses for the six months ended June 30, 2000 were $1.8 million compared to $.03 million for the six months ended June 30, 1999, an increase of approximately $1.8 million due to the amortization of goodwill recognized in connection with our acquisition of Fresh Products Network B.V. in August 1999 and covenant not to compete of approximately $0.2 million and depreciation for additions in property and equipment and capitalized software development costs of approximately $1.0 million. Also included is the acceleration of depreciation of approximately $0.6 million related to internally developed logistics software that was replaced by licensed supply chain management software.

         STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date. We have recognized approximately $1.0 million in stock-based compensation related to options during the six months ended June 30, 2000. We expect to incur stock-based compensation expense of at least $1.0 million for the remainder of 2000, $1.4 million in 2001, $1.3 million in 2002, and $0.1 million in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

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

         Net cash used in operating activities was approximately $8.0 million for the six months ended June 30, 2000 and $1.8 million for the six months ended June 30, 1999. This use of cash was primarily due to our net losses in each of those periods. For the six months ended June 30, 2000, the net loss was offset by an increase in accounts payable and accrued liabilities, a non-cash stock-based compensation charge of $1.2 million, a non-cash charge of $4.0 million for the issuance and amortization of warrants for professional services, an increase in depreciation and amortization expense of $1.8 million.

         Net cash used in investing activities was approximately $2.9 million for the six months ended June 30, 2000 and $0.8 million for the six months ended June 30, 1999. The increase for the six months ended June 30, 2000, was primarily due to the acquisition of technology equipment and the capitalization of software development costs.

         Net cash provided by financing activities was approximately $4.2 million for the six months ended June 30, 2000 and $3.6 million for the six months ended June 30, 1999. The increase for the six months ended June 30, 2000, was due to the receipt of proceeds from investor receivables from the sale of our Series B redeemable, convertible, preferred stock.

         On August 14, 2000, we entered into a secured loan agreement with Interprise Technology Partners, L.P., a stockholder of the Company, in the amount of $5 million. The loan matures on February 28, 2001, and bears interest at a rate of 10% per annum. In addition, we granted a warrant representing the right to purchase up to 225,000 shares of common stock.

         We expect to continue to incur losses and to utilize cash in our operations for the foreseeable future. We believe that our current cash and cash equivalents, expected cash from operations and borrowings should be sufficient to meet our anticipated requirements for our operations for the next six months. We expect that we will need to raise additional funds, including through equity offerings, in order to fully implement our strategy in 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To date, our results of operations have not been impacted materially by inflation in the United States, Holland or in the countries that comprise Latin America. Approximately 62% and 70%, respectively, of our revenues generated in the three and six months ended June 30, 2000, were denominated in Dutch guilders. We estimate that a 10% change in the Dutch guilder as compared to the U.S. dollar would have changed the reported loss by approximately $0.1 million and $0.2 million, respectively, for the three months and six months ended June 30, 2000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to our financing or operating strategies in response to such a change in rates.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not applicable.

(b)     Not applicable.

(c) On April 11, 2000, we sold 50,000 shares of Series A redeemable convertible preferred stock, at a purchase price of $2 per share, to Interprise Technology Partners, L.P. for $100,000 pursuant to Interprise's exercise of an option. The preferred shares are convertible on a one-to-one basis into common stock subject to certain antidilution provisions.

        On April 29, 2000, we granted to i2 Technologies, Inc. a warrant representing the right to purchase 1,250,000 shares of our common stock, subject to certain antidilution provisions, at an exercise price of $7 per share, as consideration for a software license acquisition. The warrant had a fair market value (based on the closing price on the day before the date of grant of our common stock on the OTC Bulletin Board) on the date of the grant of approximately $8,000,000. The warrant expires on April 29, 2005.

        On May 18, 2000, we sold 20,000 shares of common stock, at a purchase price of $2 per share, pursuant to the exercise of an option to purchase such shares by Robert Russoniello.

        In our opinion, the sale or issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon
        Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were fixed to the share certificates issued in such transactions. All recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale or issuance of any securities.

(d)     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS


          Exhibit
          Number      Description of Exhibit
        ------------------------------------------------------------------------
            3.1        Amended and Restated Registration Rights Agreement for
                       Series A and Series B Preferred Stock, dated April 29, 2000.

            4.1        First Amendment to Warrant in favor of AnswerThink
                       Consulting Group, Inc., dated June 20, 2000.

            4.2        First Amendment to Warrant in favor of AnswerThink
                       Consulting Group, Inc., dated June 20, 2000.

            4.3 Warrant Purchase Agreement with i2 Technologies, Inc., dated April 29, 2000 (filed as an exhibit to our Form 10
                       Registration Statement, as amended, filed on June 8, 2000
                       No. 0-29495).

            4.4 Warrant Agreement in favor of i2 Technologies, Inc., dated April 29, 2000 (filed as an exhibit to our Form
                       10 Registration Statement, as amended, filed on June
                       8, 2000 No. 0-29495).

            10.1 Software License Agreement with i2 Technologies, Inc., dated April 29, 2000 (filed as an exhibit to our Form 10
                       Registration Statement, as amended, filed on June 8, 2000
                       No. 0-29495).

            27.1       Financial Data Schedule


(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WORLD COMMERCE ONLINE, INC.
                                           (Registrant)


Date: August 14, 2000                      /s/ Robert H. Shaw
                                           -------------------------------------
                                           Robert H. Shaw
                                           Chairman of the Board and
                                           Chief Executive Officer


                                           /s/ Mark E. Patten
                                           ------------------------------------
                                           Mark E. Patten
                                           Chief Financial Officer and
                                           Executive Vice President
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX


     Exhibit
     Number    Description of Exhibit
--------------------------------------------------------------------------------
      3.1      Amended and Restated Registration Rights Agreement for Series
               A and Series B Preferred Stock, dated April 29, 2000.

      4.1      First Amendment to Warrant in favor of AnswerThink Consulting
               Group, Inc., dated June 20, 2000.

      4.2      First Amendment to Warrant in favor of AnswerThink Consulting
               Group, Inc., dated June 20, 2000.

      4.3      Warrant Purchase Agreement with i2 Technologies, Inc., dated
               April 29, 2000 (filed as an exhibit to our Form 10 Registration
               Statement, as amended, filed on June 8, 2000 No. 0-29495).

      4.4      Warrant Agreement in favor of i2 Technologies, Inc., dated
               April 29, 2000 (filed as an exhibit to our Form 10
               Registration Statement, as amended, filed on June 8, 2000 No.
               0-29495).

     10.1      Software License Agreement with i2 Technologies, Inc., dated
               April 29, 2000 (filed as an exhibit to our Form 10
               Registration Statement, as amended, filed on June 8, 2000 No.
               0-29495).

     27.1      Financial Data Schedule
