Form 10-Q
period 2000-09-30
WORLD COMMERCE ONLINE INC
filed 2000-11-14
CIK 1064133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER  0-29495
                                               ---------

                           WORLD COMMERCE ONLINE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                52-2205697
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

                             YES [X]       NO [ ]


NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF NOVEMBER 10, 2000: 16,283,646

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS 19 PAGES, OF WHICH THIS IS PAGE 1.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS, AS OF SEPTEMBER 30,
                    2000 (UNAUDITED) AND DECEMBER 31, 1999                                           PAGE 3

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, AND FOR THE
                    PERIOD MARCH 30, 1994 (DATE OF INCEPTION) THROUGH
                    SEPTEMBER 30, 2000 (UNAUDITED)                                                   PAGE 4

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
                    MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND FOR THE PERIOD
                    MARCH 30, 1994 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
                    2000 (UNAUDITED)                                                                 PAGE 5

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                    MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, AND FOR THE PERIOD
                    MARCH 30, 1994 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
                    2000 (UNAUDITED)                                                                 PAGE 6

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (UNAUDITED)                                                                      PAGE 8

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                                        PAGE 12

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       PAGE 16

PART II     OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS                                                               PAGE 17
                     NONE

            ITEM 2.  CHANGES IN SECURITIES                                                           PAGE 17


            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 PAGE 17
                     NONE

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             PAGE 17
                     NONE

            ITEM 5.  OTHER INFORMATION                                                               PAGE 17
                     NONE

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                PAGE 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,      December 31,
                                          ASSETS                                               2000              1999
                                                                                           ------------      ------------
Current assets:                                                                             (Unaudited)
     Cash and cash equivalents                                                             $    466,663      $ 10,553,021
     Prepaid expenses and other current assets                                                  764,096           232,754
     Receivable from investors                                                                       --         3,785,000
                                                                                           ------------      ------------
         Total current assets                                                                 1,230,759        14,570,775

Property and equipment, net                                                                  19,635,709         6,477,743
Intangible assets, net                                                                       13,055,267         1,596,260
Other assets                                                                                     44,666            24,238
                                                                                           ------------      ------------

Total assets                                                                               $ 33,966,401      $ 22,669,016
                                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                              $  6,419,618      $  1,855,185
     Accrued compensation and benefits                                                          374,463           372,075
     Capital lease obligation, current                                                          323,242            71,611
     Notes payable                                                                            6,000,120                --
                                                                                           ------------      ------------
         Total current liabilities                                                           13,117,443         2,298,871

Long-term liabilities:
     Capital lease obligation                                                                   413,909            91,927

Redeemable convertible preferred stock:
     Preferred stock Series A, $0.001 par value; authorized 4,250,000 shares, issued and outstanding 4,250,000 and 4,000,000 shares at September 30,
       2000 and December 31, 1999, respectively, stated at liquidation value, net
       of related costs                                                                       8,478,211         7,978,211
     Preferred stock Series B, $0.001, par value; authorized 5,110,000 shares, issued and outstanding 5,000,000 shares at September 30, 2000 and
       December 31, 1999, stated at liquidation value, net of related costs                  19,620,772        19,620,772
     Preferred stock Series C, $0.001, par value; authorized 91,802 shares, issued and outstanding 91,802 shares at September 30, 2000, net of stock subscription
       receivable, liquidation value of $5,912,049                                            6,968,389                --
                                                                                           ------------      ------------
         Total redeemable convertible preferred stock                                        35,067,372        27,598,983

Stockholders' deficit:
     Common stock, $0.001 par value; authorized 90,000,000 shares, issued and outstanding 16,279,146 and 15,435,357 shares at September 30, 2000 and
       December 31, 1999, respectively                                                           16,279            15,435
     Additional paid-in capital                                                              62,422,534        43,175,872
     Deferred stock-based compensation                                                       (3,618,239)       (4,863,980)
     Accumulated deficit                                                                    (73,262,574)      (45,602,372)
     Stock subscription receivable                                                               (7,097)               --
     Treasury stock                                                                              (9,563)               --
     Accumulated comprehensive loss                                                            (173,663)          (45,720)
                                                                                           ------------      ------------

         Total stockholders' deficit                                                        (14,632,323)       (7,320,765)
                                                                                           ------------      ------------

Total liabilities and stockholders' deficit                                                $ 33,966,401      $ 22,669,016
                                                                                           ============      ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three Months
                                                                          Ended
                                                                      September 30,
                                                              ------------------------------
                                                                  2000              1999
                                                              ------------      ------------
Revenues:
   Subscription revenue                                       $      7,795      $      1,888
   Transaction revenue                                              23,188             1,853
   Advertising revenue                                              11,479            11,895
   Implementation revenue                                            5,612                --
                                                              ------------      ------------
         Total revenues                                             48,074            15,636
                                                              ------------      ------------

Costs and operating expenses:
   Product and technology development                            2,476,634         1,559,819
   Sales and marketing                                           3,819,093         1,127,640
   General and administrative                                    1,517,949           992,038
   Depreciation and amortization                                 2,297,654           118,363
                                                              ------------      ------------
         Total costs and operating expenses                     10,111,330         3,797,860
                                                              ------------      ------------

Loss from operations                                           (10,063,256)       (3,782,224)
Net interest expense                                              (355,767)          (13,941)
Other non-operating expense                                         (4,130)               --
                                                              ------------      ------------

Net loss                                                      $(10,423,153)     $ (3,796,165)
                                                              ============      ============

Basic and diluted net loss per common share                          (0.65)            (0.25)
                                                              ============      ============

Weighted average number of shares used in computing basic
   and diluted net loss per common share                        15,963,911        15,328,400
                                                              ============      ============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            For the Period
                                                                                            March 30, 1994
                                                                                               (Date of
                                                               Nine Months                    Inception)
                                                                  Ended                        through
                                                              September 30,                  September 30,
                                                     ------------------------------         ---------------
                                                         2000              1999                   2000
                                                     ------------      ------------           ------------
Revenues:
   Subscription revenue                              $     23,222      $      1,888           $     31,131
   Transaction revenue                                     97,052             1,853                118,128
   Advertising revenue                                     20,067            11,895                 34,212
   Implementation revenue                                   5,612                --                 45,885
   Floral product revenue                                      --                --                350,130
   Service revenues from related parties                       --                --                342,396
                                                     ------------      ------------           ------------
         Total revenues                                   145,953            15,636                921,882
                                                     ------------      ------------           ------------

Costs and operating expenses:
   Cost of floral product                                      --                --                308,749
   Product and technology development                   7,374,816         2,222,894             10,797,300
   Sales and marketing                                 11,092,675         1,819,232             17,140,801
   General and administrative                           4,540,132         2,007,748             12,473,089
   Depreciation and amortization                        4,124,479           150,908              4,556,764
                                                     ------------      ------------           ------------
         Total costs and operating expenses            27,132,102         6,200,782             45,276,703
                                                     ------------      ------------           ------------

Loss from operations                                  (26,986,149)       (6,185,146)           (44,354,821)
Net interest expense                                     (159,603)          (59,360)              (336,716)
Other non-operating expense                               (14,448)               --                (71,035)
                                                     ------------      ------------           ------------

Net loss                                             $(27,160,200)     $ (6,244,506)          $(44,762,572)
Deemed dividend on redeemable convertible
   preferred stock                                       (500,000)       (8,000,000)
                                                     ------------      ------------

Net loss available to common stockholders            $(27,660,200)     $(14,244,506)
                                                     ============      ============

Basic and diluted net loss per common share                 (1.77)            (0.94)
                                                     ============      ============

Weighted average number of shares used in
   computing basic and diluted net loss per
   common share                                        15,619,908        15,217,903
                                                     ============      ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             For the Period
                                                                                             March 30, 1994
                                                                                                (Date of
                                                                                                Inception)
                                                                    Nine Months                  through
                                                                Ended September 30,           September 30,
                                                          ------------------------------     ---------------
                                                              2000              1999              2000
                                                          ------------      ------------     ---------------
Cash flows from operating activities:
  Net loss                                                $(27,160,200)     $ (6,244,506)     $(44,762,572)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                            4,124,479           150,908         4,556,764
    Provision for doubtful accounts                                 --                --            40,322
    Stock-based compensation                                 1,774,532                --         3,874,958
    Loss on retirement of property & equipment                  17,553                --            47,662
    Loss on foreign currency translation                            --                --            30,071
    Professional fees paid through the issuance
      of common stock and warrants                           5,608,169           109,341         9,880,077
    Interest paid through the issuance of warrants             293,498                --           445,298
  Change in operating assets & liabilities:
     Prepaid expenses & other current assets                  (564,202)       (1,808,209)         (837,278)
     Other assets                                              (10,056)               --           (34,294)
     Accounts payable and accrued liabilities                3,144,479         5,159,199         4,908,253
     Accrued compensation and benefits                        (185,123)          (25,026)          186,952
                                                          ------------      ------------      ------------
      Net cash used in operating activities                (12,956,871)       (2,658,293)      (21,663,787)
                                                          ------------      ------------      ------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                 520,075                --           520,075
  Purchase of property and equipment and software
    development                                             (7,513,122)       (4,235,797)      (13,261,836)
                                                          ------------      ------------      ------------
      Net cash used in investing activities                 (6,993,047)       (4,235,797)      (12,741,761)
                                                          ------------      ------------      ------------

Cash flows from financing activities:
  Issuance of common stock                                          --           195,000         1,127,500
  Proceeds from exercise of stock options                       84,997                --            84,997
  Issuance of redeemable convertible                         4,285,000         7,498,211        25,732,983
    preferred stock, net of related expenses
  Purchase of treasury stock                                        --                --           (20,000)
  Proceeds from stockholder loans                                   --                --           132,693
  Proceeds from notes payable                                6,000,000                --         6,000,000
  Proceeds from other debt                                          --                --         2,445,545
  Payments on stockholder loans                               (198,000)               --          (267,293)
  Payments on capital leases                                  (289,073)          (50,734)         (344,850)
                                                          ------------      ------------      ------------
      Net cash provided by financing activities              9,882,924         7,642,477        34,891,575
                                                          ------------      ------------      ------------

Effect of exchange rate on cash                                (19,364)           14,316           (19,364)
Net change in cash                                         (10,086,358)          762,703           466,663

Cash and cash equivalents, beginning of period              10,553,021            42,335                --
                                                          ------------      ------------      ------------

Cash and cash equivalents, end of period                  $    466,663      $    805,038      $    466,663
                                                          ============      ============      ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                            For the Period
                                                                                               March 30,
                                                                                              1994 (Date
                                                                                            of Inception)
                                                                    Nine Months                through
                                                                Ended September 30,         September 30,
                                                          ------------------------------   ---------------
                                                             2000               1999            2000
                                                          ----------        -----------      ----------
Supplemental disclosure of cash flow information:
  Net liabilities assumed in acquisition transactions     $1,629,654         $  189,000       $1,818,654
                                                          ==========         ==========       ==========

Non-cash investing and financing:
  Equipment acquired through capital leases               $  520,075         $       --       $1,037,743
                                                          ==========         ==========       ==========

  Software acquired through the issuance of a warrant     $8,019,824         $       --       $8,019,824
                                                          ==========         ==========       ==========

Issuance of common stock in connection with
  acquisition transactions                                $3,995,567         $1,126,250       $5,121,817
                                                          ==========         ==========       ==========

Issuance of Series C preferred stock in connection
  with acquisition transaction, net of stock
  subscription receivable                                 $6,968,389         $       --       $6,968,389
                                                          ==========         ==========       ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL:

         World Commerce Online, Inc. and its consolidated subsidiaries (the "Company") is a provider of complete e-commerce business solutions providing technology products and services to the global perishable products industries. The Company provides its customers with access to the Company's secure Internet-based trading systems and to industry-specific Internet communities supplying comprehensive industry data and information resources as well as communication tools.

         The Company is in the development stage. Planned principal operations have commenced but have not produced significant revenue. The Company plans to generate revenues from its e-commerce business from these primary sources: subscription fees, integration fees, advertising revenue and transaction fees.

         The Company has experienced operating losses since its inception. Additional operating losses are anticipated for the foreseeable future as the Company builds its revenue base while expanding its operations, sales and marketing activities and product technology development.

         At September 30, 2000, the condensed consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries. The condensed consolidated financial statements of the Company as of and for the three months and nine months ended September 30, 2000 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 2000 and the consolidated results of its operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Results of interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's registration statement on Form 10, as amended, filed on June 8, 2000.

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

3.       NET LOSS PER SHARE:

         Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible preferred stock, stock options and warrants. For the three months and nine months ended September 30, 2000, options to purchase approximately 3,400,000 shares of common stock, preferred stock convertible into approximately 10,200,000 shares of common stock, warrants to purchase approximately 3,700,000 shares of common stock, and a warrant to purchase 110,000 shares of preferred stock convertible into 110,000 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

4.       COMPREHENSIVE INCOME:

         The Company has adopted Statement of Financial Accounting Standards
         No. 130, "Reporting Comprehensive Income." Total comprehensive loss for the three months and nine months ended September 30, 2000, includes net loss of $10,423,153 and $27,160,200, respectively and other comprehensive loss of $56,778 and $127,943, respectively. Total comprehensive loss for the three months and nine months ended September 30, 1999, includes net loss of $3,796,165 and $6,244,506, respectively and other comprehensive loss of $806. The Company's only item of other comprehensive income is foreign currency translation adjustment that has been reported separately within stockholders' deficit on the condensed consolidated balance sheets.

5.       ACQUISITION TRANSACTION:

         On August 4, 2000, the Company acquired ProduceOnline.com, Inc. ("POL"). The Company acquired the entire equity interest in the business for consideration that included 423,952 shares of common stock, 91,802 shares of Series C redeemable convertible preferred stock, convertible into 918,021 shares of Company common stock, and approximately $2,000,000 in assumed liabilities and transaction costs. In addition, the Company issued 372,995 shares of common stock to the founding stockholders of POL that are subject to a repurchase option in the event that stockholders terminate employment within 27 months following the acquisition. The transaction has been accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $12,500,000 has been recorded as goodwill and is being amortized on a straight-line basis over 36 months. The shares subject to the repurchase option are accounted for as contingent consideration and are recorded as additional cost of the acquisition at the fair value of the underlying stock on the date the repurchase option expires. As of September 30, 2000, approximately $135,000 has been recorded as additional cost of the acquisition related to the expiration of the repurchase option. Operations of POL from August 1, 2000 though September 30, 2000 are included in the accompanying condensed consolidated statements of income.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and POL, as if the acquisition had occurred at January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma amounts do not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during the period and is not necessarily indicative of results that may be obtained in the future.

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                       ------------------------------      ------------------------------
                                           2000              1999              2000              1999
                                       ------------      ------------      ------------      ------------
      Revenue                          $     48,074      $     15,636      $    149,306      $     15,636
      Net loss available to common
         stockholders                  $(11,742,649)     $ (5,006,910)     $(36,237,301)     $(17,555,229)

      Basic and diluted net loss
         per common share              $      (0.70)     $      (0.31)     $      (2.21)     $      (1.15)

6.       STOCK OPTION PLAN:

         The World Commerce Online, Inc. 1999 Stock Option Plan (the "Plan") was adopted by the Company's stockholders in October 1999. In September 2000, the Company's Board of Directors approved an amendment to the Plan to increase the number of shares of common stock available for grant to 4 million from 3 million. This amendment is subject to stockholder approval at the next stockholder meeting. As amended, the Plan permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries: (i) incentive stock options ("ISOs") and (ii) nonqualified stock options ("NSOs"). The Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of September 30, 2000, the grants that had been made under the Plan were NSOs and ISOs.

         For the three months and nine months ended September 30, 2000, the Company recognized approximately $550,000 and $1,540,000, respectively, of stock-based compensation expense related to options and expects to recognize approximately $3,600,000 over the remaining vesting period of the options.

7.       REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In connection with the acquisition of POL, the Company issued 91,802 shares of Series C convertible preferred stock ("Series C"). The fair value at the date of issuance was approximately $7,000,000, net of a stock subscription receivable in the amount of approximately $400,000.

         The holders of Series C are entitled, except in the election of directors, to participate in the voting on all matters that are decided by a shareholder vote. The holders of Series C are not as a matter of right entitled to be paid or receive dividends or distributions. Series C is convertible into common stock at any time at the holder's option, at the then applicable conversion rate (1 share of Series C for 10 shares of common stock at the date of issuance) adjusted for certain events including the issuance of common stock for consideration of less than $4.00 per share. Series C is redeemable for cash at the holder's option beginning June 30, 2003. Upon liquidation, holders of Series C preferred stock are entitled to receive, out of funds then generally available, $64.40 per share, plus any declared and unpaid dividends, thereon. In addition to and after payment in full of all other amounts payable to the holders of Series C, the holders of Series C will be entitled to share in remaining available funds on an as if converted basis with the holders of common stock.

8.       NOTES PAYABLE:

         In August and October 2000, the Company entered into two secured loan agreements with Interprise Technology Partners, L.P., a stockholder of the Company, in the amounts of $5,000,000 and $1,000,000, respectively. The loans mature on February 14, 2001 and February 12, 2001, respectively, and bear interest at a rate of 10% per annum. The loans are secured by a pledge of all Company assets. In connection with these notes payable, the Company issued two warrants representing the right to purchase 1,406 and 370 shares, respectively, of Series D convertible preferred stock or 112,500 and 29,630 shares, respectively, of common stock. The fair value of the warrants based on a Black Scholes option pricing model are approximately $235,000 and $59,000 respectively, and have been recorded as interest expense during the three months and nine months ended September 30, 2000.

9.       COMMITMENTS AND CONTINGENCIES:

         As part of a software license agreement ("Agreement") with i2 Technologies, Inc. ("i2"), the Company agreed to pay i2 a royalty fee equal to 5% of gross revenues with minimum royalty payments of $500,000, $750,000 and $1,000,000, respectively, in each of the three successive years after the launch date of the software which was completed in September 2000. In addition, the Company has entered into a three-year joint marketing agreement that requires the development of a joint marketing plan between the companies to facilitate the Company's "go to market" strategy. As payment for their marketing efforts, i2 will receive a finder's fee for customer leads it provides to the Company. The finder's fee is equal to 50% of the fees received from a customer for use of the Company's solutions, less specific deductions as outlined in the Agreement.

         In December 1999, the Company entered into an agreement with eCredit.com to integrate their Internet-based financial services product into Floraplex(TM) for the Americas market segment for the grower to wholesaler transactions providing Internet-based sourcing of financial payment and credit services. The three-year agreement is contingent upon the identification and selection of financial partners acceptable to the Company to facilitate the payment system. As of September 30, 2000, eCredit.com had not identified and selected a financial partner that was accepted by the Company. Upon selection of financial partners acceptable to the Company and satisfaction of the implementation requirements, the Company is committed to specified transaction levels in each of the three years beginning with fiscal year 2000 at agreed-upon pricing levels. The minimum commitment relative to fees per payment transactions processed in an annual period is approximately $150,000 in 2000, $240,000 in 2001, and $650,000 in
         2002.

         The Company is, from time to time, party to certain litigation that relates to matters arising in the ordinary course of business. Management believes that such litigation is not expected to have a material impact on the financial position or results of operations of the Company.

10.      BUSINESS SEGMENT INFORMATION:

         As of and for the periods presented, the Company has primarily operated in one business segment, providing electronic commerce business solutions to the perishable products industries. During the three months and nine months ended September 30, 2000, the Company derived approximately $18,000 and $47,000, respectively, in revenues in the United States and approximately $30,000 and $99,000, respectively, in revenues in Holland. For the three months and nine months ended September 30, 2000, the Company had one customer that exceeded 10% of total revenues. During the three months and nine months ended September 30, 1999, the Company derived approximately $14,000 in revenues in the United States and approximately $2,000 in revenues in Holland. For the three months and nine months ended September 30, 1999, the Company had no customers that exceeded 10% of total revenues.

11.      SUBSEQUENT EVENT:

         In October 2000, the Company entered into two secured loan agreements with two investors in the amounts of $1,000,000 and $500,000, respectively. The loans mature on February 12, 2001, and bear interest at a rate of 10% per annum. In connection with these loans the Company issued warrants representing the right to purchase 370 and 185 shares, respectively, of Series D redeemable convertible preferred stock or 29,630 and 14,815 shares, respectively of common stock.

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

OVERVIEW

         We provide e-commerce business solutions for the global perishable products industries including trading systems and supply chain management software applications, industry-specific information resources and Internet-based communication capabilities (collectively our "FreshPlex Technologies(TM)"). Our technology products and services are offered as Private Trading Communities, ("PTC") Branded Trading Communities ("BTC" ) and Global Trading Communities ("GTC") (collectively, our "Trading Communities"). Our PTC's and BTC's incorporate levels of customization and provide our customers with the opportunity to utilize our business solutions to address their e-commerce and business strategies, expand into new markets, optimize their brand and sustain or advance their value to existing and prospective customers. Our Trading Communities, including our GTC's Floraplex(TM), for the global floriculture industry, and FreshPlex(TM), for the global produce industry, which we market to supply chain participants and other affiliated businesses with an Internet focus, deliver our customers' web-enabled procurement tools, including trading systems and supply chain management software applications, and an industry-specific Internet portal.

         The revenue model for our PTC and BTC product offerings under a minimum three year contractual commitment by the customer, include a down payment and monthly fees for access to our FreshPlex Technologies (our "FreshPlex Technologies fees") and monthly fees pursuant to a service level agreement pertaining to maintenance and customer support (the "SLA fees"). In addition, we offer our PTC customers integration and customization services quoted on a time and materials basis to connect the customer's business systems to our FreshPlex Technologies product suite. In August 2000 we executed our first PTC contract. The three-year contract included our FreshPlex Technologies and SLA fees as well as integration and customization work.

         We are a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. Planned principal operations have commenced but have not produced significant revenue to date.

RECENT DEVELOPMENTS

         On October 2, 2000, we executed an agreement with Interprise Technology Partners, L.P., ("ITP") a stockholder of the Company, to lead a private equity offering of $20 million to $30 million in Series D redeemable convertible preferred stock (the "Series D Offering"). The Series D Offering represents 50,000 to 75,000 shares of preferred stock convertible into 4.0 million to 6.0 million shares of common stock, respectively.

         In October 2000 we executed seven BTC contracts. The three-year contracts include our FreshPlex Technologies and SLA fees. We expect to begin to recognize revenue on these contracts in the fourth quarter of 2000.

         In October 2000 we entered into two secured loan agreements with Vizcaya Investments, Inc. and Drax Holdings, LP in the amounts of $1 million and $0.5 million, respectively. These loans mature on February 12, 2001, and bear interest at a rate of 10% per annum. In connection with these loans, we issued warrants representing the right to purchase 370 and 185 shares, respectively of Series D redeemable convertible preferred stock or 29,630 and 14,815 shares, respectively of common stock.

RESULTS OF OPERATIONS

         The following is derived from our condensed consolidated financial statements as of and for the three months ended September 30, 2000 and 1999.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenue for the three months ended September 30, 2000 was approximately $48,000 compared to $16,000 for the three months ended September 30, 1999, an increase of $32,000 or 200%. The increase resulted primarily from increases in both subscription and transaction fee revenue of approximately $6,000 and $21,000, respectively. For the three months ended September 30, 2000, revenue was generated primarily from three sources: approximately $23,000, or 48% of total revenue, in transaction fees, approximately $11,000, or 23% of total revenue, in advertising fees, and approximately $8,000, or 17% of total revenue, in subscription fees. In addition, we recognized approximately $6,000, or 12% of total revenue, in implementation fee revenue.

         PRODUCT AND TECHNOLOGY DEVELOPMENT. Product and technology development expenses consist primarily of salaries and related personnel costs for our internal development team including stock-based compensation costs, costs related to the design, development, testing, deployment and enhancement of our technology and our Web-server infrastructure including costs for third party consultants and costs for customer support, hardware, maintenance, and training. Product and technology development expenses for the three months ended September 30, 2000 were $2.5 million compared to $1.6 million for the three months ended September 30, 1999, an increase of approximately $0.9 million. The primary reason for this increase was an increase in employee headcount from an average of 12 as of September 30, 1999 to an average of 44 as of September 30, 2000 which resulted in an increase of approximately $0.7 million, of which approximately $0.04 million related to a non-cash charge for stock based compensation. In addition, there was an increase in third party consulting expense related to the development of FreshPlex(TM) of approximately $1.5 million of which approximately $0.6 million related to a non-cash charge for amortization of warrants. This increase was offset by a $1.3 million decrease in consulting expenses related to the development of Floraplex(TM), which was substantially complete by December 31, 1999.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related personnel costs including stock-based compensation for our sales and marketing organization and marketing costs for activities including advertisements and trade shows. Sales and marketing expenses for the three months ended September 30, 2000 were $3.8 million compared to $1.1 million for the three months ended September 30, 1999, an increase of approximately $2.7 million. The primary reasons for this increase were a non-cash charge of approximately $1.0 million related to the amortization of warrants issued to third party consultants and a customer, and an increase in our global sales force and marketing efforts of approximately $0.4 million. Additionally, our sales and marketing department increased from an average of 37 employees as of September 30, 1999 to an average of 53 employees as of September 30, 2000 which resulted in an increase of approximately $1.3 million in salaries and wages which includes a non-cash charge of approximately $0.4 million for stock based compensation.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs of operations and finance personnel including stock-based compensation as well as costs for our operating facilities, recruiting expenses, professional fees and telecommunication costs. General and administrative expenses for the three months ended September 30, 2000 were $1.5 million compared to $1.0 million for the three months ended September 30, 1999, an increase of approximately $0.5 million. The primary reasons for this increase were the hiring of personnel in all support departments and the increase in professional services costs. Our headcount increased from 16 as of September 30, 1999 to 25 as of September 30, 2000. This resulted in an increase of approximately $0.2 million in salaries and wages which includes a non-cash charge of approximately $0.1 million in stock-based compensation. Management consulting fees increased approximately $0.2 million and professional costs increased approximately $0.1 million for increased legal and accounting fees associated with our public reporting requirements.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of property and equipment and amortization of goodwill relating to acquisitions. Depreciation and amortization expenses for the three months ended September 30, 2000 were $2.3 million compared to $0.1 million for the three months ended September 30, 1999, an increase of approximately $2.2 million due to the amortization of goodwill recognized in connection with our acquisitions of Fresh Products Network B.V. ("FPN") in August 1999 and ProduceOnline.com, Inc. ("POL") in August 2000 of approximately $0.7 million and depreciation for additions in property and equipment and capitalized software development costs of approximately $1.5 million.

         STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date. At September 30, 2000, deferred stock compensation, which is a component of stockholders' equity, was $3.6 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years. We have recognized approximately $0.5 million in stock-based compensation related to options for the three months ended September 30, 2000. We expect to incur stock-based compensation expense of at least $0.5 million for the remainder of 2000, $1.5 million in 2001, $1.4 million in 2002 and $0.2 million in 2003.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenue for the nine months ended September 30, 2000 was approximately $146,000 compared to $16,000 for the nine months ended September 30, 1999, an increase of $130,000 or 813%. For the nine months ended September 30, 2000, revenue was generated primarily from three sources: approximately $97,000, or 66% of total revenue, in transaction fees, approximately $20,000, or 14% of total revenue, in advertising fees, and approximately $23,000, or 16% of total revenue, in subscription fees. In addition, we recognized approximately $6,000, or 4% of total revenue, in implementation fee revenue.

         PRODUCT AND TECHNOLOGY DEVELOPMENT. Product and technology development expenses consist primarily of salaries and related personnel costs for our internal development team including stock-based compensation costs, costs related to the design, development, testing, deployment and enhancement of our technology and our Web-server infrastructure including costs for third party consultants and costs for customer support, hardware, maintenance, and training. Product and technology development expenses for the nine months ended September 30, 2000 were $7.4 million compared to $2.2 million for the nine months ended September 30, 1999, an increase of approximately $5.2 million. The primary reasons for this increase were an increase in third party consulting expense of approximately $3.2 million of which approximately $2.8 million related to a non-cash charge for the issuance of warrants and an increase in employee headcount from an average of 9 as of September 30, 1999 to an average of 37 as of September 30, 2000 which resulted in an increase of approximately $1.5 million in salaries and employee recruiting expenses which includes a non-cash charge of approximately $0.2 million related to stock based compensation. The increase in head count also resulted in an increase of approximately $0.2 million in travel related expenses. In addition, there was an increase in expenses of approximately $0.3 million related to the hosting of our hardware/software infrastructure.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related personnel costs including stock-based compensation for our sales and marketing organization and marketing costs for activities including advertisements and trade shows. Sales and marketing expenses for the nine months ended September 30, 2000 were $11.1 million compared to $1.8 million for the nine months ended September 30, 1999, an increase of approximately $9.3 million. The primary reasons for this increase were a non-cash charge of approximately $2.9 million related to the amortization of warrants issued to third party consultants and a customer, an increase in our global marketing efforts of approximately $1.9 million and an increase of approximately $0.4 million related to our participation in and travel to trade shows worldwide. Additionally, our sales and marketing department increased from an average of 19 employees as of September 30, 1999 to an average of 46 employees as of September 30, 2000 which resulted in an increase of approximately $4.1 million which includes a non-cash charge of approximately $1.4 million for stock based compensation and approximately $0.2 million in related personnel costs and other operating costs.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs of operations and finance personnel including stock-based compensation as well as costs for our operating facilities, recruiting expenses, professional fees and telecommunication costs. General and administrative expenses for the nine months ended September 30, 2000 were $4.5 million compared to $2.0 million for the nine months ended September 30, 1999, an increase of approximately $2.5 million. The primary reasons for this increase were the hiring of personnel in all support departments and the increase in professional costs. Our headcount increased from an average of 8 as of September 30, 1999 to an average of 23 as of September 30, 2000. This resulted in an increase of approximately $1.0 million in salaries and wages, which includes a non-cash charge of approximately $0.2 million in stock-based compensation, and $0.6 million in related personnel costs and other operating costs as mentioned above. Management consulting fees increased approximately $0.3 million and professional costs increased approximately $0.2 million for personnel recruitment fees and approximately $0.4 million for legal and accounting costs associated with filing our registration statement on Form 10, as amended, filed on June 8, 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of property and equipment and amortization of goodwill relating to acquisitions. Depreciation and amortization expenses for the nine months ended September 30, 2000 were $4.1 million compared to $0.2 million for the nine months ended September 30, 1999, an increase of approximately $3.9 million due to the amortization of goodwill recognized in connection with our acquisitions of FPN in August 1999 and POL in August 2000 of approximately $0.8 million and depreciation for additions in property and equipment and capitalized software development costs of approximately $3.1 million. Also included is the acceleration of depreciation of approximately $0.6 million related to internally developed logistics software that was replaced by licensed supply chain management software.

         STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date. We have recognized approximately $1.5 million in stock-based compensation related to options during the nine months ended September 30, 2000. We expect to incur stock-based compensation expense of at least $0.5 million for the remainder of 2000, $1.5 million in 2001, $1.4 million in 2002 and $0.2 million in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

         From inception, we have financed our operations through private sales of our common stock and redeemable convertible preferred stock and short-term notes payable.

         Net cash used in operating activities was approximately $13.0 million for the nine months ended September 30, 2000 and $2.7 million for the nine months ended September 30, 1999. This use of cash was primarily due to our net losses in each of those periods. For the nine months ended September 30, 2000, the net loss was offset by an increase in accounts payable and accrued liabilities, a non-cash stock-based compensation charge of $1.8 million, a non-cash charge of $5.9 million for the issuance and amortization of warrants related to professional services and interest expense, and an increase in depreciation and amortization expense of $4.0 million.

         Net cash used in investing activities was approximately $7.0 million for the nine months ended September 30, 2000 and $4.2 million for the nine months ended September 30, 1999. The increase for the nine months ended September 30, 2000, was primarily due to the acquisition of technology equipment and the capitalization of software development costs.

         Net cash provided by financing activities was approximately $9.9 million for the nine months ended September 30, 2000 and $7.6 million for the nine months ended September 30, 1999. The increase for the nine months ended September 30, 2000, was due to the receipt of proceeds of $6.0 million from notes payable incurred in the three months ended September 30, 2000. This amount was offset by a decrease in 2000, relative to 1999 in the amounts received from investors related to the sale of redeemable convertible preferred stock.

         On August 14, 2000, we entered into a secured loan agreement with ITP in the amount of $5 million. The loan matures on February 14, 2001, and bears interest at a rate of 10% per annum. In addition, we issued a warrant representing the right to purchase 1,406 shares of Series D redeemable convertible preferred stock or 112,500 shares of common stock. Also, on September 29, 2000, we received funding on an additional $1,000,000 secured loan from ITP. The loan matures on February 12, 2001 and bears interest at a rate of 10% per annum. In connection with this loan, we issued a warrant representing the right to purchase 370 shares of Series D redeemable convertible preferred stock or 29,630 shares of common stock.

         We expect to continue to incur losses and to utilize cash in our operations for the foreseeable future. We believe that our current cash and cash equivalents and expected cash from operations and additional borrowings should be sufficient to meet our anticipated requirements for our operations until additional funds can be raised. In addition to the Series D Offering we may need to raise additional funds in 2001, including through equity offerings, in order to fully implement our strategy.

         If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities in 2001. If additional funds are raised in 2001 through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of our common stock, and the terms of this debt could impose restrictions on our operations. The sale of the Series D Offering will and any future additional equity or debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned technology or product development and sales and marketing efforts, which could adversely impact our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To date, our results of operations have not been impacted materially by inflation in the United States, Holland or in the countries that comprise Latin America. Approximately 63% and 68%, respectively, of our revenues generated in the three and nine months ended September 30, 2000, were denominated in Dutch guilders. We estimate that a 10% change in the Dutch guilder as compared to the U.S. dollar would have changed the reported loss by approximately $0.2 million and $0.3 million, respectively, for the three months and nine months ended September 30, 2000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to our financing or operating strategies in response to such a change in rates.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) On July 3, 2000, we sold 2,000 shares of common stock, at a purchase price of $2 per share, pursuant to the exercise of an option to purchase such shares by John R. Daniel.

         On July 23, 2000, we sold 500 shares of common stock, at a purchase price of $2 per share, 1250 shares of common stock, at a purchase price of $5.38 per share, and 500 shares of common stock, at a purchase price of $8 per share, pursuant to the exercises of options to purchase such shares by Joshua Hilt.

         On August 4, 2000, we issued 796,947 shares of common stock and 91,802 shares of Series C preferred stock, at a fair value of $8.05 per share, in connection with our acquisition of ProduceOnline.com, Inc. The issuance of these securities was deemed exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as a transaction by an issuer not involving any public offering.

         On August 14, 2000, in connection with a loan payable, we granted to Interprise Technology Partners LP warrants representing the right to purchase 1,406 shares of Series D convertible preferred stock or 112,500 shares of common stock. The warrant had a fair market value (based on the closing price on the day before the date of grant of our common stock on the OTC Bulletin) on the date of grant of $787,500. The issuance of these securities was deemed exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as a transaction by an issuer not involving any public offering.

         On September 13, 2000, we sold 5,000 shares of common stock, at a purchase price of $2 per share, pursuant to the exercise of an option to purchase such shares by Michael Wilk.

         On September 21, 2000, we sold 2,000 shares of common stock, at a purchase price of $2 per share, pursuant to the exercise of an option to purchase such shares by John R. Daniel.

         On September 22, 2000, we sold 2,000 shares of common stock, at a purchase price of $2 per share, pursuant to the exercise of an option to purchase such shares by John R. Daniel.

         On September 27, 2000, we sold 4,000 shares of common stock, at a purchase price of $2 per share, pursuant to the exercise of an option to purchase such shares by Michael Davis.

         In our opinion, the sale or issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 of the Securities Act, except as otherwise noted for securities issued in reliance upon Section 4(2), as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were fixed to the share certificates issued in such transactions. All recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale or issuance of any securities.

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

            Exhibit
            Number       Description of Exhibit
            -------      ----------------------

              4.1 Warrant in favor of Interprise Technology Partners LP, dated August 14, 2000 (filed as an exhibit to our Form 8-K filed on August 22, 2000).

             10.1 Loan and Pledge Agreement by and among World Commerce Online, Inc. and Interprise Technology Partners LP, dated August 14, 2000 (filed as an exhibit to our Form 8-K filed on August 22, 2000).

             10.2 Senior Secured Promissory Note in favor of Interprise Technology Partners LP, dated August 14, 2000 (filed as an exhibit to our Form 8-K filed on August 22, 2000).

             27.1        Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         On August 22, 2000, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of ProduceOnline.com, Inc. and Item 5 of such Form, regarding its loan agreement and warrant agreement with Interprise Technology Partners LP.

         On October 20, 2000, the Company filed an amended report on Form 8-K/A, pursuant to Item 7, paragraph (a)(4), of such Form, to provide the financial information required by this item for the acquisition of ProduceOnline.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WORLD COMMERCE ONLINE, INC.
                                    (Registrant)


Date:  November 14, 2000            /s/ Michael W. Poole
                                    -------------------------------------
                                    Michael W. Poole
                                    Chief Executive Officer and
                                    Vice Chairman of the Board of Directors


                                    /s/ Mark E. Patten
                                    -------------------------------------
                                    Mark E. Patten
                                    Chief Financial Officer and
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

            Exhibit
            Number       Description of Exhibit
            -------      ----------------------

              4.1 Warrant in favor of Interprise Technology Partners LP, dated August 14, 2000 (filed as an exhibit to our Form 8-K filed on August 22, 2000).

             10.1 Loan and Pledge Agreement by and among World Commerce Online, Inc. and Interprise Technology Partners LP, dated August 14, 2000 (filed as an exhibit to our Form 8-K filed on August 22, 2000).

             10.2 Senior Secured Promissory Note in favor of Interprise Technology Partners LP, dated August 14, 2000 (filed as an exhibit to our Form 8-K filed on August 22,
                         2000).


             27.1        Financial Data Schedule