Form 10-K
period 2000-12-31
WORLD COMMERCE ONLINE INC
filed 2001-04-02
CIK 1064133

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2000

     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

     Commission file number 0-29495

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

     Yes  X            No

          Securities Registered Pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on Which
        Title of Each Class Registered                Registered
     -----------------------------------   --------------------------------
                    None                                 None

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  yes [X]   no[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of March 23, 2001, 15,937,053 shares of Registrant's common stock were outstanding. The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $9,076,901 (based upon the closing price for shares of the Registrant's common stock as reported by the OTC Bulletin Board on that date).

World Commerce Online, Inc. and Subsidiaries

Index

                                                                                                              PAGE
                                                                                                              ----
Part I

          Item 1.   Business                                                                                    1

          Item 2.   Properties                                                                                 16

          Item 3.   Legal Proceedings                                                                          16

          Item 4.   Submission of Matters to a Vote of Security Holders                                        16

Part II

          Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                      16

          Item 6.   Selected Financial Data                                                                    20

          Item 7.   Management's Discussion and Analysis of Financial Condition and Results of                 21
                      Operations

          Item 7a.  Quantitative and Qualitative Disclosures About Market Risk                                 30

          Item 8.   Financial Statements and Supplementary Data                                                30

          Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial                  30
                      Disclosure

Part III

          Item 10.  Directors and Executive Officers                                                           31

          Item 11.  Executive Compensation                                                                     33

          Item 12.  Security Ownership of Certain Beneficial Owners and Management                             37

          Item 13.  Certain Relationships and Related Transactions                                             39

Part IV

          Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           41


          Index to Financial Statements                                                                       F-1

     All statements, trend analyses and other information contained in this registration statement regarding markets for our products and trends in net revenues, gross margin and anticipated expense levels, and any statement that contains the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend" and other similar expressions, constitute forward-looking statements within the meaning of the federal securities laws, relating to, among other things, our future prospects and financial performance, expansion plans, business strategies and their intended results. Individuals considering an investment in the Company are cautioned that these forward-looking statements are subject to business and economic risks, including those risks identified in "Risk Factors" and elsewhere in this registration statement and our actual results of operations may differ significantly from those contained in the forward-looking statements because of those risks. The cautionary statements made in this registration statement apply to all forward-looking statements wherever they appear in this registration statement.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     World Commerce Online, Inc. (together with its subsidiaries, "WCO") is a leading provider of e-commerce business solutions targeting the global perishable products industries. We develop and license, market and distribute Internet-based software that helps enterprises manage and expand their businesses and enable their strategies.

     Our FreshPlex Technologies(TM) software represents the aggregation of internally developed applications and customized third party software that enable enterprises to automate and optimize business processes with their customers and suppliers. Our FreshPlex Technologies product suite includes solutions for procurement, supply chain management, financial management, customer relationship management, and strategic planning. Our FreshPlex Technologies solution provides our customers with Internet-based tools capable of improving process efficiency, enhancing collaboration with suppliers and customers, expanding market reach and increasing their brand equity. We offer our solutions under a standard license agreement providing our customer with our software or a hosted solution providing access to our application suite resident on our technology infrastructure. For our license customers who choose not to install our solutions on their own systems, we offer our WCO hosted solution, delivering our FreshPlex Technologies solutions across their network of users accessible through any standard web browser. Our solutions provide our customers with the benefit of maximum functionality while dramatically reducing their development risk. In addition, in the hosted solution our customers are able to utilize our infrastructure of hardware and software while maintaining the proprietary value and benefit of the solutions. We supplement our core technological capabilities with extensive industry focus and expertise to create comprehensive e-commerce business solutions available to the perishable products industries.

     From April 2000 to December 31, 2000 we were engaged in the evolution of our business model to customer specific solutions and our activities included the completion of a major upgrade of our FreshPlex Technologies software and the commercialization of our product solutions. From September 1998 to April 2000 we were engaged in the initial phase of our business-to-business e-commerce business model. During this period we developed and marketed our global trading communities, Floraplex(TM) and ProduceOnline.com(TM), to the global floral and produce industries, respectively. Our development work during this initial phase represented the foundation of our FreshPlex Technologies software. The revenue stream for the global trading communities business model is centered around transaction fees charged to sellers in the exchange as a percentage of the product value traded over the system. Based, in part, upon customer feedback we recognized that the opportunity for our FreshPlex Technologies solutions was to deliver customer specific solutions leveraging our technology through a standard license agreement or providing access to our product suite in a hosted arrangement.

     WCO was incorporated in Delaware in October 1999. For the three years preceding October 1999 WCO was incorporated in Nevada. The formulation of our e-commerce strategy and business model occurred in the second half of 1998. During the initial stage of our business development, from inception in March 1994 through December 31, 1996, we engaged in the first stage of our business model in the floriculture supply chain whereby we generated revenue and incurred costs in connection with the import and resale of fresh cut flowers. During the year ended December 31, 1997, and the first nine months of the year ended December 31, 1998, as our business model evolved towards an Internet-based offering of products and services to the floriculture supply chain, we utilized available capacity within our internal development team to generate revenue from the development of websites. We did not generate revenues from the import and resale activities or website development in the years ended December 31, 2000 and 1999.

     Our principal executive offices are located in Orlando, Florida. We also maintain a worldwide website at www.wconet.com. The information posted on our website is not incorporated into this annual report.


                              RECENT DEVELOPMENTS

     As of March 16, 2001 cash generated from our operations and from prior sales of equity or issuance of debt has been insufficient to satisfy our liquidity requirements and our existing trade payables. Consequently, we are seeking to raise additional capital through the sale of equity securities or issuance of debt in the next 45 to 60 days. The issuance of additional equity securities may require an increase of our authorized shares of common stock which would require the approval of our shareholders as a result of a proxy vote. We cannot be certain that we will obtain shareholder approval. If we are unable to obtain additional financing, we will be required to significantly reduce our employee base and to reduce the scope of our planned technology or product development and sales and marketing efforts, which could adversely impact our business.

                              INDUSTRY BACKGROUND

     The competitive environment for businesses today has driven many companies in most industries to dramatically improve their responsiveness to customer demand and to changing market conditions while achieving increased operating efficiencies. Market position is heavily influenced by the impact of an increasing number of global competitors driving higher standards for product quality, price and, variety. These competitive pressures require businesses to modify or improve their fundamental business processes particularly for production, distribution, and customer relationship management. In addition, the enterprise network comprising these fundamental processes may span multiple continents thereby requiring effective collaboration and coordination. These competitive forces are leading companies to seek collaborative relationships across a broader range of suppliers.

     Amidst these competitive dynamics the Internet has emerged as a significant force in global commerce, communication and information for businesses as well as consumers. The dramatic increase in the number of users as well as the enhanced sophistication of content and capability have transformed the Internet from a one-dimensional medium for information and marketing to a complex tool for conducting business and facilitating communication. The evolution of Internet acceptance and functionality parallels the shift of the medium as primarily a tool for business-to-consumer interaction and commerce to a business-to-business model that offers business organizations significant strategic opportunities. The strategic opportunity for e-commerce includes the ability of a business to leverage resources to reach a global customer base, deliver customized services and content and open new or expand existing channels of connectivity for distribution and sourcing. Fundamentally, e-commerce enables companies to streamline complex, often manual, processes, lower costs, and enhance productivity.

     E-commerce impacts the fundamental business practices of an enterprise. E-commerce solutions alter the nature of business relationships with suppliers, partners, customers and, frequently, competitors. In addition, the e-commerce solution often represents significant automation to processes and workflows that were traditionally paper-based and phone-based practices. The magnitude of the e-commerce transformation on a business operation is heavily influenced by the level of requisite integration of the e-commerce technology with the business' existing information systems. The integration process introduces elements of complexity, cost and timing that will be affected by the relative sophistication of the business participant. E-commerce integration and transformation inherently requires training of personnel and provision of an ongoing customer service capability. The adoption, selection and implementation of an e-commerce technology represent a significant strategic decision and level of commitment for a business. Consequently, we believe the costs of switching to an alternative e-commerce solution would likely be high.

     E-commerce models are being introduced in a large number of industries. We believe that the e-commerce technology designed to provide measurable value by providing competitive advantage and the opportunity of improved automation, reduced costs and increased productivity has the greatest potential for acceptance and adoption. We believe the potential adoption rate will be greatest in industries characterized by a highly fragmented network of supply chain participants, an inefficient supply chain with related inefficient cost structure, large transaction volume, a large number of buyers and sellers and a high level of user acceptance of the Internet or desire to be Internet-enabled.

                                    MARKETS

     We believe the worldwide perishable products industries are well-suited for our business solutions due to the following market characteristics:

     (bullet) Highly fragmented market of buyers and sellers;
     (bullet) Large transaction volumes;
     (bullet) Inefficiencies in the supply chain and related cost structure;
     (bullet) Large variety of non-homogeneous products;
     (bullet) The time-sensitive nature of perishable products with regard to the relationship between quality and pricing;
     (bullet) Large number of buyers and sellers; and (bullet) Highly fragmented industry information, including product varieties and pricing.

     We estimate, based upon census data of the USDA and market data compiled by Novelle Consulting, the total worldwide sales volume of the primary perishable products industries is approximately $1.8 trillion. Utilizing metrics produced by the Gartner Group we estimate these industries commit approximately
$35.3 billion to expenditures on information technology including maintenance and new investment. Consequently, we believe the perishable products industries represent a substantive market opportunity for our products and services.

     The fragmentation and complexities of the global perishable products industries and the current paper-based, telephone-based buying processes provide the core opportunity for e-commerce business solutions that seamlessly link buyers and sellers of perishable products. In addition, perishable products are very time and temperature sensitive. Consequently, the supply chain for perishable products contains a complex system of conditioned distribution and logistics to get the product from farm level to consumers around the world. Almost all perishable products are shipped through multiple distribution layers before arriving at a retail location. Furthermore, an increasing number of growers in several of the perishable products industries are producing product year around, in part, to mitigate the impact of seasonality on their operations and achieve standardized quality for their buyers. Because of the current communication process, many growers are not knowledgeable of consumer demand levels and market information. The existing process makes effective planning and forecasting difficult.

     To be an effective e-commerce business solution meeting the needs of supply chain participants, a solution must be cost-effective, easily implemented and maintained, enable the business to sustain existing buying processes, offer opportunities for increased access to suppliers and customers and must represent minimal disruption to the existing supply chain model.

                             PRODUCTS AND SERVICES

     Our FreshPlex Technologies solutions is a fully integrated set of multiple business applications including internally developed software and third party software customized with our proprietary middle-ware. Our integrated product suite, which is also available on a component basis, provides an enterprise with an integrated tool set to manage their entire business cycle from customer acquisition through planning, procurement, production and delivery. Available in 5 languages and multiple currencies, our business solutions are targeted to meet the perishables products industries' specific business process requirements and to augment existing business relationships. WCO provides sophisticated, web-based supply chain technology solutions. Our business solutions are offered through two primary sales structures: a standard license agreement and a hosted service solution. Our service capabilities also include Implementation Services and Support Services. Our Products and Services are designed to effectively address the e-commerce needs of all participants within the perishable product industries.

                              TECHNOLOGY PRODUCTS

     Our product line addresses the needs of the perishable products markets with e-commerce business solutions distinguished primarily by level of functionality, degree of customization, and brand emphasis. Our delivered solutions incorporate the following range of functionality:

     Low end solution: Trading environment with limited functionality and customization options; tailored to retain established brand identity and recognition to maintain unique internet presence; single seller selling to authorized buyers with potential to transact from their own URL; low cost, contract required (typically three years).

     High end solution: Customized trading environment utilizing our established product suite providing maximum freedom of design and feature selection; built to the client's specifications; integration with internal systems available; service level agreement options for optimal uptime.

OUR BUSINESS SOLUTIONS

         Our FreshPlex Technologies solution offers our customer an integrated suite of multiple Internet-based supply chain software applications available as an integrated technology solution or as individual modules within our licensed or hosted solution agreement. Our categories of application services include the following:

              SERVICE                                              DESCRIPTION
- ----------------------------------   -----------------------------------------------------------------------
(bullet) User Interface              Allows customization of screens and placement of logos and branding
(bullet) Integrated e-commerce       Trading services (e.g. bid/ask, auction, RFQ)
         Trading
(bullet) Order Management and        Order flow management including purchase order creation
(bullet) Contract Purchasing         and order matching
(bullet) Logistics and               Transportation and fulfillment optimization and management
         Transportation
(bullet) Supply Chain Management     Allows collaborative planning, forecasting, replenishment and logistics
(bullet) Planning and Forecasting    Consolidation and optimization of supply, demand, and inventory data
(bullet) Financial Services          Credit decision support and transaction payment sources
(bullet) Category, Content and       Optimization and management of multiple pricing, purchasing, and
         Catalog                       promotional efforts easily customized and efficiently updated
(bullet) Management
(bullet) Exchange Solutions          Online messaging, data exchange, and communication
(bullet) Retail Solutions            Web page & storefront management; connections with POS, legacy, and other computer systems
(bullet) Integration Solutions       Customization, implementation and consultative services
(bullet) Promotion Management        Provide advertising capability and the ability to generate revenue
(bullet) Solutions                     within the private trading environment
(bullet) Portal Information and      Industry news and information, weather, e-mail, toolsets for content
         Content                       and linkage control

IMPLEMENTATION SERVICES

     We have trained consulting personnel internally and through third party integration partners who offer implementation services including customization and integration services billed on a time and materials basis. Implementation service revenues recognized in fiscal 2000 totaled $36,294.

SUPPORT SERVICES

     We offer maintenance and support services under our hosted solutions which include a range of support services to our customers including on-site, telephone, or internet access to support personnel, as well as, solution updates. We did not recognize revenue from these services in 2000 or 1999.

                                  REVENUE MODEL

We intend to generate revenue from the following sources:

LICENSE FEES: Revenue generated from licensing our FreshPlex Technologies software. The pricing levels depend upon the application solutions selected within our product suite.

HOSTED SOLUTION FEES: Revenue generated from providing access to our FreshPlex Technologies solutions based, in part, upon the application solutions utilized within our product suite or fees generated from hosting a customer licensed solution. In addition, revenue is generated from standard service level agreements pertaining to maintenance and support services, as well as, monthly user fees charged in connection with our hosted solution based upon the number of unique users of the solutions during the billing period.

IMPLEMENTATION SERVICE FEES: Revenue generated by customization and integration services performed in connection with a license or hosted arrangement billed at negotiated rates on a time and materials basis.

During the years ended December 31, 2000 and 1999 we generated revenue from our global trading community business model which reflected transaction fees of 1% to 2% on the sales value of product sold through Floraplex. We also generated revenue from traditional e-commerce advertising arrangements relating to fees charged to businesses wishing to reach our global exchange customer base through banner displays and click-through advertisements.

                              SALES AND MARKETING

MARKETING

     We segment our target markets within the perishable products industries into two categories of customers: high end user segment and median end user segment. The high end user targets are typically characterized by supply chain participants with significant market share, customer base, or annual revenues, significant scale in sales and marketing capability or distribution capacity and a high degree of technology adoption and application or acceptance. We believe the decision points for target customers in this segment include product performance, time to market, functionality, development risk minimization, total cost ownership, including initial fee, deployment cost and ongoing service and support. Our qualification process identifies the median target customer as any business not qualifying as a high end user. We believe the decision points for these customer targets include price/performance characteristics, ease of use, ability to integrate with existing systems, and domain fit. We believe that we compete effectively in our market segments although competition is intense and rapidly evolving.

     Our primary target markets are clearly defined and market participants are easily identified. Consequently, we do not engage in mass advertising campaigns to promote our brands or our products. Rather, we focus our marketing resources toward three primary goals: educating our target markets, generating new sales opportunities, and creating awareness for our business solutions particularly through our strategic co-marketing alliances. We conduct a variety of marketing programs worldwide including participation in business seminars, trade shows, press relations and industry analyst programs to achieve our goals.

     Our marketing activities also serve an integral role in the direction of our product development by providing customer feedback and industry trends. We apply a customer driven approach across all elements of our business with marketing providing the collection point for customer needs and industry trends, as well as, feedback on product concepts.

     As of December 31, 2000 we had 12 full-time employees on our global marketing team.

SALES

     We market and sell our software solutions and services primarily through our direct sales organization augmented by additional sales channels including other complimentary e-commerce solution providers, integration and consulting firms and our customers. At December 31, 2000, we conducted sales and other related activities through offices in the United States and Holland as well as through sales agents in Colombia, Ecuador, Israel, and Kenya. Our direct sales organization consists of regionally based sales representatives supported by technology sales personnel and personnel with domain experience based in our centralized operations.

     During our sales process, we generally approach the decision makers of our target customer including the Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. Our team, consisting of sales, technical and domain professionals, creates organization-specific proposals utilizing our proprietary pricing software tool and provides demonstrations of our technology. Our sales teams focus on the specific needs of the potential customer. Target customers are pre-qualified on the basis of the level of their strategic direction for e-commerce, technology budget, level of technology adoption and infrastructure preparedness. An important element of our strategy, which influences our sales efforts, is the availability of our product suite on a component basis, thereby allowing our customer to obtain our solutions at an adoption pace which fits their organization and process capacity.

     Our technical sales team directly supports our sales and distribution efforts by providing technical consulting and integration assistance to our current and prospective customers. As of December 31, 2000 we had 6 full-time employees on our technical sales team.

     We believe that a high level of customer service and support is critical to successfully selling our business solutions and retaining our customer base. We are continuing to build our service and support capability to meet the needs of our customers. As of December 31, 2000 we had 8 full-time employees in service and support roles.

     We believe that our relationships with strategic business partners provide significant sales and distribution leverage and assist us in gaining broad market acceptance and adoption. Further, our strategic partners will enhance and expand our target footprint for marketing our solutions. See "Strategic Business Partners."

     As of December 31, 2000 we had 22 direct sales employees in the U.S. and 16 direct sales employees outside the U.S. We plan to expand our direct sales force as we generate revenue.

                                   TECHNOLOGY

     We have developed and implemented a broad array of technologies using a combination of proprietary technologies and commercially available, licensed technologies. Approximately 40% of the technology we currently use is licensed technology; the remaining 60% is proprietary technology. Our current strategy is to license commercially available technology whenever possible while also having internal resources capable of systems development augmented by third party development arrangements. We expect that commercially licensed technology will continue to be available at reasonable costs.

     Our architecture framework consists of three segment layers (data storage/persistence, business logic, and user interface layers) to make the system easily modifiable, adaptable, and extendable. Communication within our core system utilizes XML messages to facilitate and expedite integration with external third party products or legacy systems. Our core framework of software is programmed in Java, utilizing Java Beans, Servlets, and Enterprise Java Beans. Oracle8i Enterprise Edition is our database provider. This is the leading database for Internet computing, and provides advanced tools to manage all types of data found in today's web sites, along with the performance and scalability needed to support large sites and mission-critical applications. These core technologies are deployed on Sun Microsystems Hardware and Unix Operating System platforms, designed to provide maximum uptime, scalability, terabytes of capacity, and seamless connectivity. The Java platform provides a cross-platform and secure architecture for building network-centric applications for the enterprise and consumer.

     The scalable structure of our hardware and software allows for rapid deployment of our FreshPlex Technology(TM) framework to new geographic markets or industries while maintaining desired user performance standards. In the rapidly changing Internet environment, the ability to update an application to stay current with new technologies is critical. The system's base technology and database design allow for the addition, modification, or replacement of Web site based applications in a cost-efficient and expeditious manner.

     Our Web server architecture is redundant with no single point of failure. All components of the system architecture, both software and hardware, are duplicated. Under normal operations both sets of components operate. In the event that one component fails the duplicate component will seamlessly provide all system support required for uninterrupted operation.

     We use CheckPoint Firewall-1 software to protect our Web servers. Our Web server production systems are located at the facilities of SunGard Data Systems, Inc. in Philadelphia, Pennsylvania. SunGard assures the high level of availability required for e-commerce applications. SunGard provides the high-availability infrastructure and enabling technologies, such as robust Internet access, co-location, application services, and business continuity services needed to support customers' needs for maximum uptime. SunGard provides professional data center hosting facilities and redundant high-speed Internet connectivity. SunGard also provides monitoring and support 24 hours a day, 7 days a week supplementing our own system administrators. We encrypt all data internally and externally using DES encryption, Secure Socket Layer and the Hyper-Text Transmission Protocol Secure browser Protocol.

                            RESEARCH AND DEVELOPMENT

     We recognize that strong product and service development capabilities are a critical component of our strategic success. We believe the development capability is essential for enhancing our technologies, developing or integrating new applications for our FreshPlex Technologies, and maintaining our competitiveness. We believe these development capabilities need to represent internal resource strengths as well as third party providers sourced and selected based upon criteria such as quality, scalability and strategic fit. We have invested and intend to continue to invest a significant amount of human and capital resources in our research and development organization and activities.

     As of December 31, 2000, we had 22 full-time employees dedicated to our development efforts. Our development team is primarily focused on developing and enhancing our FreshPlex Technologies, as well as developing applications that advance our customer's capability to integrate their internal systems to our FreshPlex Technologies, and the functionality of our information content. We are currently in the process of developing and integrating new technology or updated versions of existing technology into our FreshPlex Technologies as part of our planned release of product enhancements in 2001. Product and technology development expenditures were approximately $11.4 million, $2.8 million and $0.4 million in 2000, 1999 and 1998, respectively. Our development costs include expenditures for third-party development and systems integration organizations. We expect to continue to commit resources to research and development in the future.

      In 1998, all expenses for product and technology development were expensed as incurred. In 2000 and 1999 we capitalized $19.5 million and $3.9 million, respectively, of our product and technology development costs as product development costs to be amortized over 3 years in accordance with the Financial Accounting Standard Board's Statement No. 86. The significant increase in development costs in 2000 reflects the completion of a major upgrade our FreshPlex Technologies as a result of the shift in our strategic direction toward customer specific solutions and our focus on developing and licensing a comprehensive set of business applications within our product suite.

                                   COMPETITION

     The market for e-commerce business solutions is new, rapidly evolving, and intensely competitive. We expect competition to increase both from existing competitors as well as new entrants, for various components of our FreshPlex Technologies. We face competition from the following areas:

     (bullet) Other e-commerce companies;
     (bullet) Traditional supply chain participants;
     (bullet) Enterprise software companies that offer or develop an alternative-trading product.

     Competition from other e-commerce companies in the perishable products market segment includes between 6 to 8 organizations specifically targeting the U.S. and European supply chains utilizing the transaction-based global trading or exchange model. Our competition may also include business-to-consumer e-commerce companies in markets other than perishable products seeking expanded revenue sources in the e-commerce market. We are unaware of competitors for the Asian market for the perishable products industry particularly competitors that are located in that market.

     We could face further competition in the future from traditional supply chain participants that enter into e-commerce with Internet-based trading systems or supply chain solutions of their own or by partnering with other companies. Traditional enterprise software companies such as IBM, Oracle, or SAP have developed sales initiatives targeted to our focus market and are offering a competitive set of products or development services. Additionally, e-commerce companies currently focused on other industry segments could offer their products in our targeted industries.

     Our current and potential competitors may develop Internet-based trading products or supply chain solutions that are superior to our FreshPlex Technologies and achieve greater market acceptance. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial resources as well as technical and marketing capabilities. These competitors could adopt more aggressive pricing structures, initiate more aggressive sales and marketing programs and make offers to customers, strategic partners, employees or third parties with more alternatives providing complementary supply chain products.

     Consequently, we cannot be certain that we will be able to expand our customer base and retain our existing customers. We may not be able to compete successfully against our current or future competitors and competition could have a material adverse effect on our business, financial condition and results of operations.

     The competitive landscape includes but is not limited to the following market competitors:


  SOFTWARE COMPANIES           PERISHABLE-            MULTIPLE
    TRADE ENGINES            PRODUCT SPECIFIC         VERTICALS          INTEGRATORS
 --------------------      -------------------      ------------        -------------

          IBM                  Flower Web              Ventro               Accenture
         Ariba                  Agribuys            Vertical Net           AnswerThink
      Commerce One          Trading Produce                                Cap Gemini
        Oracle


     We believe the competitive position of WCO is measured principally by our substantive level of domain expertise and that our technology applications are operational and provide a high degree of functionality.

     We believe the differentiating factors in our competitive position, which represent the core elements of our value to our customer, include:

          Domain Knowledge
          Time to Market
          Functionality
          Technology Cost Savings
          Development Risk Minimization
          Trust and Reliability

                             INTELLECTUAL PROPERTY

         We rely on copyright, trademark, and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors, and customers to protect our proprietary technology. Despite such protections, a third party could, without authorization, copy or otherwise appropriate information from our FreshPlex Technologies solutions. Our agreements with employees, consultants and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

     We rely upon certain licenses from third parties for the majority of our content and technology and may be required to license additional technology in the future for use in managing our FreshPlex Technologies and providing related services to our customers. There can be no assurance that these third-party licenses will continue to be available to us on acceptable terms, or at all. We do not, however, believe that we are dependent upon any single licensor of technology or content.

     We have applied for numerous trademarks, none of which have been issued to date. We currently have pending applications for trademarks. Generally, we cannot protect certain of our Web addresses for our FreshPlex Technologies as trademarks due to the fact that they are too generic. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions.

     There have been substantial amounts of litigation in the computer industry regarding intellectual property assets. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, or we may counterclaim against such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, diversion of management's attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements, if required, may not be available in terms acceptable to us, or at all.

                          STRATEGIC BUSINESS PARTNERS

     We have entered into strategic alliances with leading supply chain technology companies and logistics and financial services companies in order to achieve the following goals:

     (bullet)  Accelerate market acceptance and adoption
     (bullet) Expand and enhance the value of our products and services (bullet) Increase our brand recognition and market trust
     (bullet) Leverage external sales and marketing resources to improve access to our target customer base

     We have license agreements or marketing agreements and/or revenue sharing arrangements with several technology companies, which provide us with the supplemental technology necessary to create and maintain our comprehensive suite of e-commerce business solutions. The following is a list of our technology partners, along with the strategic value related to each:

 TECHNOLOGY                 FORM OF
  PARTNER                  AGREEMENT                 STRATEGIC VALUE
- ------------            --------------------     ---------------------------------------------------------

i2(1)                   Software License         Supply chain management software tools
Vastera                 Software License         Supply chain management tools
Trade Access            Software License         Financial services software tools
Answerthink             Consulting Agreement     Sub-contracted integrator
SRC Caledon             Consulting Agreement     Catalog management software and sub-contracted integrator
SunGard                 Lease Agreement          Hosting infrastructure location


[FN]
- ----------------
(1) i2 Technologies, Inc ("i2") is an equity holder in the form of a Warrant granting i2 the right to purchase 1.25 million shares of common stock at $7.00 per share and has a 5% participation in our revenue

                                    EMPLOYEES

     As of December 31, 2000, we had a total of 155 full-time employees worldwide. As of March 23, 2001 we reduced our employee base to a total of 105 full-time employees worldwide. Employee reductions occurred primarily in our sales, marketing and technology departments. We expect to hire additional employees in 2001. We believe our relations with our employees are good. Our future success will depend, in part, on our ability to attract, retain and motivate highly qualified technical, sales and marketing, and management personnel, for whom competition is intense.

                                  RISK FACTORS

     Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

         WE HAVE INSUFFICIENT LIQUIDITY TO FUND OUR OPERATIONS AND WITHOUT EQUITY OR DEBT FINANCING OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         As of March 16, 2001 cash generated from our operations and from prior sales of equity or issuance of debt has been insufficient to satisfy our liquidity requirements and our existing trade payables. Consequently, we are seeking to raise additional capital through the sale of equity securities or issuance of debt in the next 45 to 60 days. The issuance of additional equity securities may require an increase of our authorized shares of common stock which would require the approval of our shareholders as a result of a proxy vote. We cannot be certain that we will obtain shareholder approval. If we are unable to obtain additional financing, we will be required to significantly reduce our employee base and to reduce the scope of our planned technology or product development and sales and marketing efforts, which could adversely impact our business.

     BECAUSE WE HAVE A LIMITED OPERATING HISTORY, THERE IS LIMITED INFORMATION UPON WHICH TO BASE AN INVESTMENT DECISION

     The formulation of our e-commerce strategy and business model originated in the second half of 1998 with the development of our global exchange business and evolved in 2000 to focus on customer specific solutions. Until the fourth quarter of 2000 we were a development stage enterprise, we generated limited levels of revenue and engaged in operating activities that were primarily hiring personnel, raising capital and developing our FreshPlex Technologies(TM) software. As a result of our limited operating history, we have limited meaningful historical financial data that can be used in evaluating our business and prospects and in projecting future operating results.

     WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE THAT WE WILL EVER BE PROFITABLE

         We have incurred annual losses from operations including non-cash charges since our inception, and we expect to continue to incur losses from operations including non-cash charges on both a quarterly and an annual basis for the foreseeable future. We had operating losses of approximately $55.3 million and $12.8 million for the years ended December 31, 2000 and 1999, respectively, including non-cash charges of $26.1 million and $3.2 million, respectively. At December 31, 2000 and 1999, we had an accumulated deficit of approximately $101.4 million and $45.6 million, respectively. Revenue and income potential from our business is unproven, making an evaluation of us and our prospects difficult. There can be no assurance that our revenues will significantly increase or that we will achieve or maintain profitability or generate cash from operations in future periods.

     OUR FUTURE GROWTH AND THE GENERATION OF REVENUE DEPENDS ON THE SUCCESS OF OUR FRESHPLEX TECHNOLOGIES

         Substantially all of our revenues since 1998 were derived from our global exchange business. We executed our first private solution contract in August 2000 and anticipate deriving substantially all of our revenues from FreshPlex Technologies and related services for implementation and integration. FreshPlex Technologies may not achieve the widespread market acceptance necessary for us to succeed. Failure of FreshPlex Technologies to operate as anticipated could delay or prevent its adoption by our customer base. If our targeted customers do not adopt FreshPlex Technologies and successfully implement our e-commerce solutions, our revenue will not grow significantly and our business prospects will suffer.

     OUR FUTURE EARNINGS WILL BE DECREASED DUE TO THE SIGNIFICANT AMOUNT OF STOCK OPTIONS AWARDED TO OUR EMPLOYEES AND THE GRANTING OF WARRANTS TO PURCHASE OUR COMMON STOCK

         We have awarded a significant amount of stock options to our employees and granted options, including grants at the inception of our stock option plan in October 1999, with exercise prices below market value on the date of grant. In addition, we granted warrants to purchase our common stock including some warrants granted at exercise prices below market value on the date of grant, for which we have incurred compensation expense. For the years ended December 31, 2000 and 1999, we incurred expense related to stock options granted in the amount of approximately $8.8 and $2.8 million, respectively, in connection with the grant and amortization of stock options and stock grants awarded to our employees and the grant and amortization of warrants to purchase our common stock issued to third parties. Our earnings have been decreased by the corresponding amount of compensation expense related to stock options. As of March 31, 2001, we anticipate that we will incur additional expense in the amount of approximately $1.0 million for the remaining nine months of the fiscal year ended 2001, approximately $1.2 million for the fiscal year ended 2002, and approximately $0.1 million for the fiscal year ended 2003. Our earnings will be decreased by the corresponding amount of compensation expense in each of the stated fiscal years. We also may compensate our employees with stock options or grant warrants to purchase our common stock in the future which may have a dilutive effect on our earnings.

     OUR SALES AND MARKETING STRATEGY HAS NOT BEEN TESTED AND MAY NOT RESULT IN SUCCESS

     Our sales and marketing efforts have been largely untested in the marketplace, and may not result in sales of our products and services. To penetrate our market, we will have to exert significant effort and incur significant costs to create awareness of, and demand for, our FreshPlex Technologies. We anticipate our cash-based costs for executing our sales and marketing strategy in 2001 will be less than 2000 cash expenditure levels by approximately 20%. Our failure to further develop our sales and marketing capabilities and successfully market our FreshPlex Technologies could have a negative effect on our business.

     WE CURRENTLY RELY ON A LIMITED NUMBER OF CUSTOMERS, AND ANY LOSS OF A CUSTOMER COULD HAVE A NEGATIVE EFFECT ON OUR REVENUES

     During the year ended December 31, 2000, we derived approximately 57% of our total revenues from customers executing transactions on Floraplex for which we earned transaction fee revenue. Furthermore, more than 90% of those customers were growers selling product at the Flower Auction Aalsmeer pursuant to the terms of our agreement with the Flower Auction Aalsmeer accounted for approximately 51% of our total revenues. We expect that for fiscal year 2001 these same customers will account for less than 1% of our total revenues due largely to the shift in our business model to customer specific solutions which generate license and hosted solution fee revenue. In 2001 we expect that we will continue to have a concentration of customers under licenses or hosted solutions contributing to our total revenue. A loss of any one of these customers could have a negative effect on our total revenues. Our Floraplex customers may discontinue use of the trading community at any time without significant financial penalty.

     WE MAY NOT BE ABLE TO MAINTAIN OR INCREASE OUR CUSTOMER BASE IF OUR CUSTOMERS DO NOT PERCEIVE THAT WE PROVIDE VALUABLE BUSINESS SOLUTIONS.

     To the extent that we are perceived by our customers as having solutions that are not functional or cannot achieve time to market value, customers may lose confidence in our FreshPlex Technologies as a valuable e-commerce technology solution and choose alternative means to purchase and sell their products. The perishables product markets consist of complex relationships among growers, manufacturers, wholesalers and retailers. Adoption of our FreshPlex Technologies by our customers is dependent on their perception that we provide a valuable e-commerce technology solution to buy and sell perishable products. Any bias, whether perceived or actual, could have a negative impact on our ability to maintain or increase our customer base resulting in reduced revenues and therefore having a negative impact on our business.

     MARKET COMPETITION AMONG OUR EXISTING AND POTENTIAL COMPETITORS MAY ADVERSELY AFFECT OUR BUSINESS

     Increased competition may result in lower revenues due to fewer private solution transactions and/or licenses and loss of market share. Our existing and potential competitors may develop superior Internet trading systems or other solutions that achieve greater market acceptance than our products. We cannot assure you that we will be able to compete successfully or that competitive pressures will not adversely affect our business. We compete with e-commerce companies and enterprise software companies that offer or develop alternative products such as IBM, Oracle, Ariba, Commerce One or SAP.

 Some of our existing and potential competitors may have significant competitive advantages, including large customer bases, technical expertise, brand recognition or superior operating experience. In addition, some of our existing and potential competitors may be able to devote significantly greater resources than we do to sales programs or marketing campaigns. Consequently, we may not be able to compete successfully against our current or future competitors and competition could have a negative effect on our business. See "Business -- Competition in our Industry."

     OUR DEPENDENCE ON OUR INTERNATIONAL OPERATIONS FOR A SIGNIFICANT PORTION OF OUR REVENUES EXPOSES US TO DIFFICULTIES OFTEN NOT ENCOUNTERED BY EXCLUSIVELY DOMESTIC COMPANIES

     Approximately 62% of our revenues generated in the year ended December 31, 2000, and approximately 51% of our revenues for the year ended December 31, 1999, were derived from our international operations. We are increasingly subject to a number of risks associated with international business activities which may decrease our revenue, increase our costs, lengthen our sales cycle or require significant management attention. These risks include:

     (bullet) Inability to adapt to multiple cultural environments and therefore to achieve expanded sales and marketing activities;
     (bullet) Ability to understand and adapt to diverse business standards; (bullet) Increased expenses associated with sales and marketing activities in foreign countries;
     (bullet)  General economic conditions in international markets;
     (bullet)  Currency exchange rate fluctuations;
     (bullet) Unexpected changes in regulatory requirements in foreign countries resulting in unanticipated costs and delays;
     (bullet)  Tariffs, export controls and other trade barriers;
     (bullet) Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
     (bullet) Potentially adverse tax consequences, including restrictions on the repatriation of earnings;
     (bullet)  Possible misappropriation of our intellectual property rights;
               and
     (bullet) Risks related to global economic turbulence and adverse economic circumstances.

     OUR BUSINESS MAY SUFFER IF WE FAIL TO MANAGE OUR GROWTH

     Failure to effectively manage our growth could impair our ability to execute our business strategy. The evolution of our operations in 1999 and 2000 has resulted in a significant increase in number of employees from 18 at January 1, 1999 to 155 at December 31, 2000. We will likely continue to increase the number of employees as our business grows, and may expand operations to locations other than those in which we currently operate.

     Continued growth is likely to place a greater burden on our operating and financial systems as well as our senior management and other personal. Existing and new members of management may not be able to improve existing systems and controls or implement new systems and controls in response to anticipated growth. Management of our operations in diverse locations may also complicate the task of managing our growth.

     BECAUSE OUR HOSTED SOLUTIONS TRANSACTIONS DEPEND UPON A SINGLE SITE FOR OUR COMPUTER AND COMMUNICATIONS SYSTEMS, WE ARE MORE VULNERABLE TO THE EFFECTS OF NATURAL DISASTERS, COMPUTER VIRUSES, AND SIMILAR DISRUPTIONS

     The continued and uninterrupted performance of our computer system is critical to our success. Our ability to successfully process transactions and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our proprietary and licensed software resides solely on our servers, all of which, as well as all of our communications hardware, are located in a monitored server facility in Philadelphia, Pennsylvania. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. In addition, we maintain redundant systems for backup and disaster recovery. Despite these safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, and similar events. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of Internet security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions which could lead to interruptions, delays, loss of data or the inability to process transactions.

     WE MAY FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND, THEREFORE, LOSE OUR COMPETITIVE ADVANTAGE

     Our success depends upon our ability to maintain the proprietary nature of our software and the proprietary software of others with which we have entered into software licensing agreements. If we fail to protect our proprietary rights, other companies might copy our technology and introduce products or services, which compete with ours, without paying us for our technology. This could have a material adverse effect on our business, operating results and financial condition. We hold no patents and rely on a combination of trade secrets and copyright laws, nondisclosure and other contractual agreements and technical measures to protect our rights in our proprietary technology. There can be no assurance that these laws will provide sufficient or complete protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given that we have operations in foreign countries and the fact that the laws of other countries may provide us little or no effective protection of our intellectual property against misappropriation. See "Business -- Intellectual Property."

     WE MAY BE HELD LIABLE FOR ONLINE CONTENT PROVIDED BY THIRD PARTIES

     As a manager of information online, we face potential liability for defamation, negligence, copyright, patent, or trademark infringement and other claims based on the nature and content of the materials that appear on hosted solutions powered by our FreshPlex Technologies. In these and other instances, we may be required to engage in protracted and expensive litigation, which could have the effect of diverting management's attention and require us to spend significant financial resources. Our general liability insurance may not cover all claims or may not be adequate to indemnify us for any liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our brand and our business.

     OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE

     We depend upon the continuing contributions of our management, sales and product development personnel. The loss of the services of either of Joseph H. Dugan, our Chief Executive Officer, or Mark E. Patten, our Executive Vice President and Chief Financial Officer could have an adverse affect on our business. Although each of these individuals are subject to employment agreements, we cannot be sure that we will retain their services. See "Executive Compensation -- Employment Agreements."

     WE HAVE ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT AN ACQUISITION OF OUR COMPANY

     Some provisions of our certificate of incorporation and the provisions of Delaware law may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt of us. We are subject to the "business combination" provisions of the Delaware General Corporation Law. These provisions prohibit a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years following the date the person became an interested stockholder, unless the "business combination" or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Also, our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the board of directors, of which 548,000 shares remain without designation and available for issuance as of December 31, 2000. We include such preferred stock in our capitalization in order to enhance our financial flexibility. However, the issuance of large blocks of preferred stock may have a dilutive effect with respect to existing holders of our common stock.

     WE DO NOT PLAN TO PAY CASH DIVIDENDS

     Holders of our common stock are entitled to cash dividends when, as and if declared by the board of directors out of funds legally available for the payment of dividends. We have never paid dividends and our management does not anticipate the declaration or payments of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

     INTERNET SECURITY POSES RISKS TO OUR ENTIRE BUSINESS

     The processing of e-commerce transactions by means of our technology and infrastructure involves the transmission and analysis of confidential and proprietary information of our customers, as well as our own confidential and proprietary information. Also, many of the transactions currently being processed between suppliers and purchasers involve electronic funds transfers. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations, as well as the operations of the merchant. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit information and proprietary consumer information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Concerns over the security of the Internet and other e-commerce transactions and the privacy of consumers and merchants may also inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. The compromise of our security or misappropriation of proprietary information could harm our business.

     OUR FUTURE SUCCESS WILL DEPEND ON THE INTERNET'S ABILITY TO ACCOMMODATE GROWTH

     The recent growth in the use of the Internet has caused frequent periods of performance degradation. Any failure in performance or reliability of the Internet could adversely affect our ability to provide our products and, consequently, hurt our operating results. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, the Internet infrastructure may not continue to support the demands placed on it and, as a result, the performance or reliability of the Internet may be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. While no previous outages or delays have materially affected our operations, the relatively complex and unproven technology that makes up the Internet infrastructure poses a risk of material outages or delays that could adversely affect the ability of our customers to use our trading systems. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. The infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium may not be developed or maintained.

     WE ARE HIGHLY DEPENDENT ON THE ACCEPTANCE AND EFFECTIVENESS OF THE INTERNET AS A MEDIUM FOR E-COMMERCE

     Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by businesses. The failure of the Internet to continue to develop as a means of commerce by businesses may harm our business, operating results and financial condition. A number of factors could prevent the acceptance and growth of the Internet as a medium for e-commerce, including the following:

     (bullet) e-commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;
     (bullet) Businesses may not be able to implement e-commerce applications on these networks;
     (bullet) Increased government regulations or taxation may adversely affect the viability of e-commerce;
     (bullet) Insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and
     (bullet) Adverse publicity and consumer concern about the reliability, cost, ease of access, quality of services, capacity, performance and security of e-commerce transactions could discourage its acceptance and growth.

     WE MAY NOT BE ABLE TO KEEP PACE WITH THE EVOLVING STANDARDS OF OUR INDUSTRY AND DEMANDS OF OUR CUSTOMERS

     The Internet, e-commerce, and the e-commerce services industry are characterized by:

     (bullet)  Rapid technological change;
     (bullet)  Changes in customer requirements and preferences;
     (bullet) Frequent new product and service introductions embodying new technologies; and
     (bullet) The emergence of new industry standards and practices that could render proprietary technology and hardware and software infrastructure obsolete.

     Our success will depend, in part, on our ability to enhance existing or integrate new technology into our FreshPlex Technologies(TM) that keeps pace with rapid technological developments and addresses the changing needs of our customers. If we are unable to adapt our technology in a cost-effective manner and on a timely basis, we may lose customers or experience difficulty obtaining new customers, which would negatively impact revenues and our business.

     REGULATORY AND LEGAL UNCERTAINTIES SURROUND THE DEVELOPMENT OF THE INTERNET

     We are not currently subject to direct regulation by any government agency other than laws or regulations applicable to business and generally to e-commerce directly. However, due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments, as well as foreign governments, may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, sales tax, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a negative effect on our business. Furthermore, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business over the Internet.

     The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and other Internet activities. In October 1998, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on e-commerce. However, it is possible that future laws imposing taxes or other regulations on e-commerce could substantially impair the growth of e-commerce and as a result have a negative effect on our business.

ITEM 2.  PROPERTIES

     Our corporate headquarters are located at 9677 Tradeport Drive in an office facility in Orlando, Florida, where we lease approximately 24,675 square feet under the terms of a lease which expires in April 2003 for a monthly fee of $25,000. Until March 2001, we also maintained two offices in California where we leased approximately 6,900 square feet under leases which expired in late 2000 for which we are renting on a month to month basis for a monthly fee of approximately $13,500. In March 2001, we commenced activities to vacate the two offices by April 2001. For our European operations, we maintain two offices in Amsterdam, Netherlands where we lease approximately 5,400 square feet under leases which expire in 2002 for a monthly fee of $5,200. Until March 2001, we also leased a small corporate office in Jerusalem, Israel under a lease that expired in December 2000 for a monthly fee of $750. Until March 2001, we utilized sales offices in Quito, Ecuador and Bogota, Colombia for which we were not obligated to pay rent but for which we incurred costs related to consulting arrangements with third parties. In March 2001, we terminated our arrangements in Israel, Ecuador and Colombia. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, results of operation or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our shares of common stock are traded over-the-counter on the OTC Bulletin Board under the symbol "WCOL." The following table sets forth for the periods indicated the high and low bid prices of our common stock, as reported in published financial sources. The quotations reflect prices between dealers in securities, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                                                  COMMON STOCK
                                                                             -----------------------
                                                                               HIGH           LOW
                                                                             --------       --------
Fiscal Year Ending December 31, 2000
  Fourth Quarter....................................................          7  1/2        1   1/4
  Third Quarter.....................................................         11  7/8        5   1/8
  Second Quarter....................................................         21 15/16       5   1/2
  First Quarter.....................................................         28             13 11/16


                                                                              HIGH           LOW
                                                                             ------         -----
Fiscal Year Ended December 31, 1999
  Fourth Quarter....................................................         16 1/2         5 1/6
  Third Quarter.....................................................         16 5/8         5
  Second Quarter....................................................         14 1/8         4 7/8
  First Quarter.....................................................          7 3/8         2 1/8



                                                                              HIGH           LOW
                                                                             ------         -----
Fiscal Year Ended December 31, 1998
  Fourth Quarter....................................................          3 3/4         2
  Third Quarter (commencing September 9, 1998)(1)...................          2 1/2         2 1/2


[FN]
- --------------
(1)  Trading was commenced under the symbol SUEX.

     As of March 23, 2001, there were 15,937,053 shares of common stock outstanding, held by approximately 110 shareholders of record.

     We have never declared or paid any cash dividends on our common stock and do not anticipate declaring or paying cash dividends on our common stock in 2001 or in the foreseeable future. We currently intend to retain future earnings to finance operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that our board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below in chronological order is information regarding the number of shares of common stock and preferred stock sold by us and the number of options and warrants issued by us within the fourth quarter of fiscal year 2000 and through March 23, 2001, and the consideration received by us for such shares, options and warrants. None of the securities were registered under the Securities Act. In the opinion of WCO, the sale or issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were fixed to the share certificates issued in such transactions. All recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale or issuance of any securities.

     On October 2, 2000, we granted to Interprise Technology Partners, L.P. ("ITP") a warrant, as amended in February 2001, representing the right to purchase 200,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the amendment of our common stock on the OTC Bulletin Board) on the date of the amendment of $321,062.

     On October 5, 2000, we granted to Drax Holdings LP a warrant representing the right to purchase 14,815 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $35,682.

     On October 12, 2000, we granted to Vizcaya Investments Inc. a warrant representing the right to purchase 29,630 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $57,557.

     On November 9, 2000, we granted to ITP a warrant, as amended in February 2001, representing the right to purchase 100,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the amendment of our common stock on the OTC Bulletin Board) on the date of the amendment of $160,531.

     On November 14, 2000, we granted to DC Investment Partners a warrant representing the right to purchase 30,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $37,236.

     On November 24, 2000, we granted to Martin D. Krall a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $9,080.

     On December 5, 2000, we granted to ITP a warrant, as amended in February 2001, representing the right to purchase 100,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the amendment of our common stock on the OTC Bulletin Board) on the date of the amendment of $160,531.

     On December 6, 2000, we granted to Fred Drasner a warrant representing the right to purchase 40,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $11,594.

     On December 15, 2000, we granted to Marne Obernauer, Jr. a warrant representing the right to purchase 20,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $14,688.

     On December 20, 2000, we granted to ITP a warrant, as amended in February 2001, representing the right to purchase 100,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the amendment of our common stock on the OTC Bulletin Board) on the date of the amendment of $160,531.

     On December 28, 2000, we granted to ITP a warrant, as amended in February 2001, representing the right to purchase 550,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the amendment of our common stock on the OTC Bulletin Board) on the date of the amendment of $882,920.

     On January 3, 2001, we granted to ITP a warrant, as amended in February 2001, representing the right to purchase 90,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the amendment of our common stock on the OTC Bulletin Board) on the date of the amendment of $144,478.

     On January 4, 2001, we granted to Anthony Laver a warrant representing the right to purchase 20,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $3,400.

     On January 16, 2001, we granted to Bank Morgan Stanley AG a warrant representing the right to purchase 20,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $2,850.

     On January 16, 2001, we granted to William Kistler a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $5,017.

     On January 17, 2001, we granted to George W. Guthrie a warrant representing the right to purchase 5,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $1,653.

     On January 18, 2001, we granted to Stuart W. Cartner a warrant representing the right to purchase 4,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $2,007.

     On January 18, 2001, we granted to Theodore D. Gelman a warrant representing the right to purchase 2,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $1,003.

     On January 30, 2001, we granted to ITP a warrant, as amended in February 2001, representing the right to purchase 100,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the amendment of our common stock on the OTC Bulletin Board) on the date of the amendment of $160,531.

     On February 15, 2001 we granted to ITP a warrant representing the right to purchase 80,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $132,800.

     On March 1, 2001, we granted to ITP a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $5,000.

     On March 1, 2001, we granted to Miller Capital Management a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $5,000.

     On March 1, 2001, we granted to Priscilla M. Cooney a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $5,000.

     On March 1, 2001, we granted to Southeast Investments International a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $5,000.

     On March 15, 2001, we granted to Kevin P. Daly a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $2,500.

     On March 15, 2001, we granted to Albert M. Peters a warrant representing the right to purchase 20,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $5,000.

     On March 15, 2001, we granted to James M. Read a warrant representing the right to purchase 20,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $5,000.

     On March 15, 2001, we granted to Gordon T. Williams a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $2,500.

     On March 16, 2001, we granted to Miller Capital Management a warrant representing the right to purchase 20,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $5,000.

     On March 22, 2001, we granted to Kistler Associates a warrant representing the right to purchase 10,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $1,600.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Form 10-K. The selected financial data as of December 31, 2000 and for the year ended December 31, 2000 are derived from consolidated financial statements audited by KPMG LLP, our independent auditors and the selected financial data as of December 31, 1999 and for the years ended December 31, 1999, and 1998 are derived from consolidated financial statements audited by PricewaterhouseCoopers, LLP, our former independent auditors and are included elsewhere in this Form 10-K. The selected financial data as of December 31, 1998, 1997, and 1996, and for the years ended December 31, 1997 and 1996 are derived from consolidated financial statements audited by PricewaterhouseCoopers, LLP, but are not included in this Form 10-K. Operating results for the year ended December 31, 2000 are not necessarily indicative of the results that may be expected for any other period.



                                                              YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                            2000            1999           1998            1997           1996
                                            ----            ----           ----            ----           ----
                                                   (Amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue(1)............................  $    212        $     43         $  292          $   90           $111
Operating expenses:
   Cost of floral products............        --              --             --              --            125
  Product and technology
    development.......................    11,383           2,837            381             136             36
  Sales and marketing.................    15,783           5,465            317              82             87
  General and administrative..........     6,890           3,848          3,223             507            180
  Depreciation and amortization.......     7,313             421              7               2              2
  Impairment charges..................    13,456               -              -               -              -
      Total costs and operating
         expenses.....................    54,825          12,571          3,928             727            430
Loss from operations..................  $(54,613)       $(12,528)       $(3,636)          $(637)         $(319)




                                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                            2000            1999           1998            1997           1996
                                            ----            ----           ----            ----           ----
                                                   (Amounts in thousands, except per share data)

Net interest expense...................       (666)           (166)            (4)           --             (1)
Net loss...............................   $(55,300)       $(12,751)       $(3,640)       $ (637)        $ (320)
Deemed dividend on redeemable
    convertible preferred stock(2).....       (500)        (28,000)            --            --             --
Net loss available to common
    stockholders.......................   $(55,800)       $(40,751)       $(3,640)       $ (637)        $ (320)
Basic and diluted net loss per
    common share.......................   $  (3.53)       $  (2.67)       $ (0.40)       $(0.09)        $(0.04)
Weighted average number of shares
      outstanding......................     15,787          15,271          9,182         6,931          5,590

                                                                    AS OF DECEMBER 31,
                                          --------------------------------------------------------------------
                                            2000            1999           1998           1997          1996
                                            ----            ----           ----           ----          ----
BALANCE SHEET DATA:
Cash and cash equivalents.............    $    373        $10,553        $  42          $   1          $  38
Working capital.......................     (24,825)        12,272         (175)          (396)          (130)
Total assets..........................      24,372         22,669          101              8             43
Long-term liabilities.................         332             92           27             --             33
Redeemable convertible
preferred stock ......................      35,067         27,599           --             --             --
Total stockholders' deficit...........    $(40,911)       $(7,321)       $(144)         $(390)         $(158)

[FN]
- ---------------------

(1) Revenue generated in the years ended December 31, 2000 and 1999 is primarily attributable to the global trading community business model.

(2) Deemed dividend on convertible preferred stock resulted from the estimated fair value of the common stock exceeding the conversion price on the date of issuance.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Financial Data", the consolidated financial statements as of and for the years ended December 31, 2000, 1999, and 1998 and the notes to those statements that appear elsewhere in this Form 10-K. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors."

OVERVIEW

     We provide e-commerce business solutions for the global perishable products industries including trading systems and supply chain management software applications, financial services applications industry-specific content resources and Internet-based communication capabilities (collectively our "FreshPlex Technologies(TM)"). Our technology products and services are offered through standard license arrangements or hosted solutions whereby our customer pays to access our solutions. Our FreshPlex Technologies Solutions incorporate levels of customization and provide our customers with the opportunity to utilize our business solutions to address their e-commerce and business strategies, expand into new markets, optimize their brand and sustain or advance their value to existing and prospective customers. Our FreshPlex Technologies Solutions, which we market to supply chain participants and other affiliated businesses with an Internet focus, deliver our customers' web-enabled procurement tools, including trading systems, supply chain management software applications, financial service applications and an industry-specific content.

     The revenue model for our hosted solution and FreshPlex Technologies Solutions under a minimum three year contractual commitment by the customer, includes a down payment or set up fee and monthly fees for access to our FreshPlex Technologies (our "FreshPlex Technologies fees"), as well as, monthly fees pursuant to a service level agreement pertaining to maintenance and customer support (the

"SLA fees"). In addition, we offer our customers implementation, integration and customization services quoted on a time and materials basis ("Implementation fees") to connect the customer's business systems to our FreshPlex Technologies product suite. In December and August 2000 we executed our first hosted solution contracts. The three-year contracts were for certain modules within our FreshPlex Technologies solution suite and include SLA fees as well as Implementation fees.

RECENT DEVELOPMENTS

     From January through March 2001, we entered into several secured loan agreements with individual investors of the Company, in the aggregate amount of $2,625,000. The loans are secured by a pledge of all Company assets. In connection with these notes payable, the Company granted warrants representing the right to purchase common stock. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of common stock issued in the Common Stock Qualified Investment. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants at issuance was calculated at the date of grant based on a Black Scholes option pricing model and will be recorded as interest expense during 2001.

These transactions are summarized as follows:

                                                                              WARRANT           WARRANT          FAIR VALUE OF
                                         INTEREST                         EXERCISE PRICE    GRANTED SHARES        WARRANT AT
   LOAN DATE             LOAN AMOUNT       RATE       MATURITY DATE         AT ISSUANCE       AT ISSUANCE          ISSUANCE
- ---------------          -----------     --------    ----------------     --------------    --------------       -------------

January 4, 2001          $   500,000        10%      April 12, 2001           $ 5.00             20,000            $  3,400
January 16, 2001         $ 1,000,000        10%      April 12, 2001           $ 5.00             20,000            $  2,900
January 16, 2001         $   250,000        10%      April 12, 2001           $ 5.00             10,000            $  5,000
January 17, 2001         $   125,000        10%      April 12, 2001           $ 5.00              5,000            $  1,700
January 18, 2001         $   100,000        10%      April 12, 2001           $ 5.00              4,000            $  2,000
January 18, 2001         $    50,000        10%      April 12, 2001           $ 5.00              2,000            $  1,000
March 1, 2001            $    50,000        10%      April 12, 2001           $ 1.00             10,000            $  5,000
March 1, 2001            $    50,000        10%      April 12, 2001           $ 1.00             10,000            $  5,000
March 1, 2001            $    50,000        10%      April 12, 2001           $ 1.00             10,000            $  5,000
March 15, 2001           $    50,000        10%      April 12, 2001           $ 1.00             10,000            $  2,500
March 15, 2001           $   100,000        10%      April 12, 2001           $ 1.00             10,000            $  5,000
March 15, 2001           $   100,000        10%      April 12, 2001           $ 1.00             20,000            $  5,000
March 15, 2001           $    50,000        10%      April 12, 2001           $ 1.00             20,000            $  2,500
March 16, 2001           $   100,000        10%      April 12, 2001           $ 1.00             10,000            $  5,000
March 22, 2001           $    50,000        10%      April 12, 2001           $ 1.00             20,000            $  1,600
                         -----------                                                            -------            --------
Total                    $ 2,625,000                                                            181,000            $ 52,600
                         ===========                                                            =======            ========


     From January to March 2001, the Company entered into several secured loan agreements with Interprise Technology Partners, L.P., a stockholder of the Company, in the aggregate amount of $1,400,000. In connection with these notes payable, the Company granted warrants representing the right to purchase up to an aggregate of 280,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of $1.00 or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of $1.00 or the price per share of common stock issued in the Common Stock Qualified Investment. The exercise price of the shares underlying the warrants may be paid in cash or by cashless exercise. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants at issuance was calculated at the date of grant based on a Black Scholes option pricing model and approximately $442,000 will be recorded as interest expense during 2001. These transactions are summarized as follows:


                  LOAN DATE              LOAN AMOUNT     INTEREST RATE     MATURITY DATE
              -----------------          -----------     -------------     -----------------

              January 3, 2001            $   450,000         10%           April 12, 2001
              January 30, 2001           $   500,000         10%           April 12, 2001
              February 15, 2001          $   400,000         10%           April 12, 2001
              March 1, 2001              $    50,000         10%           April 12, 2001
                                         -----------
              Total                      $ 1,400,000
                                         ===========

RESULTS OF OPERATIONS

     The following is derived from our audited consolidated financial statements.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     REVENUES. Revenue for the year ended December 31, 2000 was approximately $212,000 compared to $43,000 for the year ended December 31, 1999, an increase of $169,000 or 393.0%. The increase resulted primarily from increased transaction levels processed through our global trading exchanges. For the year ended December 31, 2000, revenue was generated primarily from three sources: approximately $121,000, or 57.1% of total revenue, in transaction fees, approximately $21,000, or 9.9% of total revenue, in advertising fees, and approximately $34,000, or 16.0% of total revenue, in subscription fees. In addition, we recognized approximately $36,000, or 17.0% of total revenue, in implementation fee revenue.

     PRODUCT AND TECHNOLOGY DEVELOPMENT. Product and technology development expenses consist primarily of salaries and related personnel costs for our internal development team including stock-based compensation costs, costs related to the design, development, testing, deployment and enhancement of our technology and our Web-server infrastructure including costs for third party consultants and costs for customer support, hardware, maintenance, and training. Product and technology development expenses for the year ended December 31, 2000 were $11.4 million compared to $2.8 million for the year ended December 31, 1999, an increase of approximately $8.6 million. The primary reasons for this increase were an increase in employee head count from an average of 10 for the year ended December 31, 1999 to an average of 41 for the year ended December 31, 2000 which resulted in an increase in salaries and wages of approximately $1.8 million, of which approximately $0.2 million related to a non-cash charge for stock based compensation, an increase in travel related expenses of approximately $0.4 million and an increase in hardware equipment purchases and leases of approximately $0.4 million. In addition, there was an increase in third party consulting expense primarily related to the development of the FreshPlex Technologies of approximately $7.6 million of which approximately $2.7 million related to a non-cash charge for amortization of warrants. This increase was offset by a $1.6 million decrease in consulting expenses related to the development of Floraplex(TM), which was substantially complete by December 31, 1999.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related personnel costs including stock-based compensation for our sales and marketing organization and marketing costs for activities including advertisements and trade shows. Sales and marketing expenses for the year ended December 31, 2000 were $15.8 million compared to $5.5 million for the year ended December 31, 1999, an increase of approximately $10.3 million. The primary reasons for this increase were a non-cash charge of approximately $3.8 million related to the amortization of warrants issued to third party consultants and a customer and the covenant not to compete, an increase in our global sales force and marketing efforts of approximately $2.7 million, and a royalty fee of $0.1 million paid to i2. Additionally, our sales and marketing department increased from an average of 25 employees for the year ended December 31, 1999 to an average of 50 employees for the year ended December 31, 2000 which resulted in an increase of approximately $3.7 million in salaries and wages which includes a non-cash charge of approximately $1.7 million for stock based compensation.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs of operations and finance personnel including stock-based compensation as well as costs for our operating facilities, recruiting expenses, professional fees and telecommunication costs. General and administrative expenses for the year ended December 31, 2000 were $6.9 million compared to $3.8 million for the year ended December 31, 1999, an increase of approximately $3.1 million. The primary reasons for this increase were the hiring of personnel in all support departments and the increase in professional services costs. Our headcount increased from an average of 10 for the year ended December 31, 1999 to an average of 23 for the year December 31, 2000. This resulted in an increase of approximately $0.8 million in salaries and wages which includes a non-cash charge of approximately $0.3 million in stock-based compensation and an increase of approximately $1.4 million in travel, recruitment and overhead related expenses. Management consulting fees increased approximately $0.5 million and professional costs increased approximately $0.4 million for increased legal and accounting fees associated with our public reporting requirements.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of property and equipment and amortization of goodwill relating to acquisitions. Depreciation and amortization expenses for the year ended December 31, 2000 were $7.3 million compared to $0.4 million for the year ended December 31, 1999, an increase of approximately $6.9 million due to the amortization of goodwill recognized in connection with our acquisitions of Fresh Products Network B.V.

("FPN") in August 1999 and ProduceOnline.com, Inc. ("POL") in August 2000 of approximately $2.1 million and depreciation for additions in property and equipment and capitalized software development costs of approximately
$4.8 million.

     STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date. At December 31, 2000, deferred stock compensation, which is a component of stockholders' equity, was $2.8 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years. We have recognized approximately $2.0 million in stock-based compensation related to options for the year ended December 31, 2000. We expect to incur stock-based compensation expense of at least
$1.4 million in 2001, $1.3 million in 2002 and $0.1 million in 2003.

IMPAIRMENT CHARGES. Impairment charges of approximately $13.4 million include approximately $9.1 million in charges resulting from our decision to sell our global exchange businesses, Floraplex and ProduceOnline and approximately
$4.3 million in charges resulting from the write-down of capitalized product development costs deemed to have no future economic value as a result in a change in technology pertaining to modifications of our FreshPlex Technologies. The charge applicable to the Produce Online global exchange represents the reduction of goodwill recorded in connection with the acquisition of ProduceOnline.com in August 2000.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     REVENUES. Revenue for the year ended December 31, 1999 was approximately $43,000 compared to $292,000 for the year ended December 31, 1998, a decrease of approximately $249,000. In 1999, revenue was generated primarily from three sources: approximately $21,000, or 48.8% of total revenue, in transaction fees, approximately $14,000, or 32.6% of total revenue, in advertising fees, and approximately $8,000, or 18.6% of total revenue, in subscription fees. We did not recognize revenue from any of these three sources during 1998.

     The decrease in revenues from 1998 to 1999 is attributable to our change in strategy and business model that resulted in our offering different products and services. In 1998, revenue was generated from the development of Internet web-sites.

     PRODUCT AND TECHNOLOGY DEVELOPMENT. Product and technology development expenses consist primarily of salaries and related personnel costs for our internal development team including costs related to the design, development, testing, deployment and enhancement of our Global Trade Community technology and our Web-server infrastructure including costs for third party consultants and costs for customer support, technology, maintenance, and training. Product and technology development expenses for the year ended December 31, 1999 were $2.8 million compared to $0.4 million for the year ended December 31, 1998, an increase of approximately $2.4 million. The primary reasons for this increase was an increase in non-cash charges in the amount of approximately $0.6 million related to stock based compensation and the issuance of warrants to third party consultants and an increase in headcount from 6 as of December 31, 1998 to 29 as of December 31, 1999, as a result of the change in our strategy and business model.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related personnel costs including stock-based compensation for our sales and marketing organization and marketing costs for activities including advertisements and trade shows. Sales and marketing expenses for the year ended December 31, 1999 were $5.5 million compared to $0.3 million for the year ended December 31, 1998, an increase of approximately $5.2 million. The primary reason for this increase was the launch of our domestic and international branding campaign which included advertisements in several industry and trade publications, and participation at trade shows worldwide. Additionally, our sales and marketing department increased from 5 employees as of December 31, 1998 to 43 employees as of December 31, 1999, as a result of the change in our strategy and business model to e-commerce. This

Increase also reflects a non-cash charge of approximately $1.2 million for warrants issued for professional fees and stock based compensation.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consists primarily of salaries and related costs of operations and finance personnel including stock-based compensation as well as costs for our operating facilities, recruiting expenses, professional fees and telecommunication costs. General and administrative expenses for the year ended December 31, 1999 were $3.8 million compared to $3.2 million for the year ended December 31, 1998, an increase of approximately $0.6 million. The primary reason for this increase was the hiring of personnel in all support departments and the increased cost of professional fees including legal costs. Our headcount increased from 7 as of December 31, 1998 to 23 as of December 31, 1999, as a result of the change in our strategy and business model to e-commerce. As a result of the overall increased headcount, our occupancy costs increased as we expanded our headquarter offices and added offices in other locations outside the U.S. This increase also reflects a non-cash charge of approximately $0.9 million in stock grants and stock based compensation offset by stock issued for professional services in the amount of $2.6 million incurred in 1998 but not in 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation and amortization of goodwill relating to our acquisition. Depreciation and amortization expenses for the year ended December 31, 1999 were $0.4 million compared to $0.01 million for the year ended December 31, 1998, an increase of approximately $0.4 million due to the acquisition of FPN in August 1999 and additions in property and equipment.

     STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date. At December 31, 1999, deferred stock compensation, which is a component of stockholders' equity, was $4.9 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with either 25% cliff vesting or 28% vesting on the first anniversary of the grant date and the balance vesting 2% monthly thereafter. There was no stock-based compensation expense or deferral in fiscal 1998.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS

     As of December 31, 2000, we had approximately $32.2 million of state and federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Such net operating loss carryforwards begin to expire in 2009, to the extent that they are not utilized. We have not recognized any benefit from the future use of loss carryforwards since inception. Management's evaluation of all the available evidence in assessing realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize the tax benefits currently. In addition, the net operating loss carryforwards could be limited in future years if there is a significant change in our ownership.

LIQUIDITY AND CAPITAL RESOURCES

     From inception, we have financed our operations through private sales of our common stock and redeemable convertible preferred stock and short-term notes payable.

     Net cash used in operating activities was approximately $14.8 million for the year ended December 31, 2000 and $7.7 million for the year ended December 31, 1999. This use of cash was primarily due to our net losses in each of those periods. For the year ended December 31, 2000, the net loss was offset by an increase in accounts payable and accrued liabilities, a non-cash stock-based compensation charge of $2.2 million, a non-cash charge of $7.1 million for the issuance and amortization of warrants related to professional services and interest expense, impairment charges of approximately $13.4 million, and an increase in depreciation and amortization expense of $6.9 million.

     Net cash used in investing activities was approximately $13.7 million for the year ended December 31, 2000 and $5.7 million for the year ended December 31, 1999. The increase for the year ended December 31, 2000, was primarily due to the acquisition of technology equipment and capitalized product development costs.

     Net cash provided by financing activities was approximately $18.3 million for the year ended December 31, 2000 and $24.0 million for the year ended December 31, 1999. The source of cash for the year ended December 31, 2000, was primarily due to the receipt of proceeds of $14.5 million from notes payable incurred in the year ended December 31, 2000. This amount was offset by a decrease in 2000 relative to 1999 in the amounts received from investors related to the sale of redeemable convertible preferred stock.

     From August to December 2000, the Company entered into several secured loan agreements with Interprise Technology Partners, L.P., a stockholder of the Company, in the aggregate amount of $10,250,000. In connection with these notes payable, the Company granted warrants, as amended, representing the right to purchase up to an aggregate of 1,950,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of $1.00 or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of $1.00 or the price per share of common stock issued in the Common Stock Qualified Investment. The exercise price of the shares underlying the warrants may be paid in cash or by cashless exercise. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants was calculated at the date of grant based on a Black Scholes option pricing model and approximately $346,000 has been recorded as interest expense during the year ended December 31, 2000. On February 14, 2001, the warrants were amended to change the exercise price to $1.00 per share, which resulted in an increase in the number of shares granted. In February 2001, the notes were amended to change the maturity date to April 12, 2001. These transactions are summarized as follows:

        LOAN DATE               LOAN AMOUNT     INTEREST RATE     MATURITY DATE
     ---------------            -----------     -------------    ---------------
     August 14, 2000             $ 5,000,000        10%          April 12, 2001
     October 2, 2000             $ 1,000,000        10%          April 12, 2001
     November 9, 2000            $   500,000        10%          April 12, 2001
     December 5, 2000            $   500,000        10%          April 12, 2001
     December 20, 2000           $   500,000        10%          April 12, 2001
     December 28, 2000           $ 2,750,000        10%          April 12, 2001
                                 -----------
     Total                       $10,250,000
                                 ===========

     From October through December 2000, the Company entered into several secured loan agreements with individual investors of the Company, in the aggregate amount of $4,250,000. In connection with these notes payable, the Company granted warrants representing the right to purchase common stock. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of common stock issued in the Common Stock Qualified Investment. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants was calculated at the date of grant based on a Black Scholes option pricing model and approximately $166,000 has been recorded as interest expense during the year ended December 31, 2000. In February 2001, the notes were amended to change the maturity date to April 12, 2001. These transactions are summarized as follows:



                                                                            EXERCISE         SHARES    FAIR VALUE OF
                              LOAN       INTEREST                           PRICE AT       GRANTED AT    WARRANT AT
        LOAN DATE            AMOUNT        RATE        MATURITY DATE        ISSUANCE        ISSUANCE     ISSUANCE
     -----------------    -----------    --------    ------------------     --------       ----------  -------------
     October 5, 2000      $   500,000      10%        April 12, 2001          $6.75           14,815      $ 36,000
     October 12, 2000     $ 1,000,000      10%        April 12, 2001          $6.75           29,630      $ 57,000
     November 14, 2000    $ 1,000,000      10%        April 12, 2001          $5.00           30,000      $ 37,000
     November 24, 2000    $   250,000      10%        April 12, 2001          $5.00           10,000      $  9,000
     December 6, 2000     $ 1,000,000      10%        April 12, 2001          $5.00           40,000      $ 12,000
     December 15, 2000    $   500,000      10%        April 12, 2001          $5.00           20,000      $ 15,000
                          -----------                                                        -------      --------
     Total                $ 4,250,000                                                        144,445      $166,000
                          ===========                                                        =======      ========


     We expect to continue to incur losses and to utilize cash in our operations for the foreseeable future. We believe that our current cash and cash equivalents and expected cash from operations will not be sufficient to meet our anticipated requirements for our operations in the near term without securing additional borrowing or completing a sale of our securities. In addition to the Series D Offering we may need to raise additional funds in 2001, including through equity offerings, in order to remain operational and to fully implement our strategy. The issuance of additional equity securities may require an increase of our authorized shares of common stock which would require the approval of our shareholders as a result of a proxy vote. We cannot be certain that we will obtain shareholder approval.

     As of March 16, 2001 cash generated from operations has been insufficient to satisfy our liquidity requirements, we are seeking to complete the sale of additional equity or debt securities in the next 45 to 60 days. The issuance of additional equity securities may require an increase of our authorized shares of common stock which would require the approval of our shareholders as a result of a proxy vote. We cannot be certain that we will obtain shareholder approval. If additional funds are raised in 2001 through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of our common stock, and the terms of this debt could impose restrictions on our operations. The sale of the Series D Offering will and any future additional equity or debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we will be required to significantly reduce our employee base and to reduce the scope of our planned technology or product development and sales and marketing efforts, which could adversely impact our business.

INFLATION AND CHANGING PRICES

     Inflation and changing prices have not had a material impact on our revenues, operating loss and net loss during any of our three most recent fiscal years. Due to the current economic climate, we do not expect that inflation and changing prices will have a material impact on our revenues or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," ("FIN 44"), which contains rules designed to clarify the application of APB No. 25. FIN 44 was effective on July 1, 2000. FIN 44 will not have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that the Company's current revenue recognition principles comply with SAB 101.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in fiscal year 2001. We have not, to date, engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material impact on our financial reporting and related disclosures of the Company.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To date, our results of operations have not been impacted materially by inflation in the United States, Holland or in the countries that comprise Latin America. Approximately 62% of our revenues generated in 2000 and approximately 51% of our revenues generated in 1999 were denominated in Dutch guilders. We estimate that a 10% change in the Dutch guilder as compared to the U.S. dollar would have changed the reported operating loss by approximately $0.6 million and $0.1 million for the year ended December 31, 2000 and 1999, respectively. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to our financing or operating strategies in response to such a change in rates.

     A significant percentage of our revenues will likely continue to be denominated in foreign currencies, specifically the Dutch guilder or the Euro. As a result, our revenues may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities and our accounts payable and operating expenses are denominated in foreign currencies. Therefore, we are exposed to foreign currency exchange risks. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are submitted as a separate section of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 7, 2001, World Commerce Online, Inc. (the "Company") engaged KPMG LLP ("KPMG") as its independent auditors for the fiscal year ended December 31, 2000, to replace the firm of PricewaterhouseCoopers ("PWC"), who were dismissed as the independent auditors of the Company effective on March 1, 2001. The decision to change independent auditors was approved by the Company's Board of Directors.

     The reports of PWC on the Company's financial statements for the years ended December 31, 1999 and 1998, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of the Company's financial statements for the years ended December 31, 1999 and 1998, and in the subsequent interim period through March 7, 2001, there were no disagreements ("Disagreements") as defined in Item 304 (a)(1)(iv) and the instructions to Item 304 of Regulation S-K, as amended, promulgated by the Securities and Exchange Commission ("Regulation S-K") with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the matter in its reports. In addition, during the years ended December 31, 1999 and 1998 and in the subsequent interim period ended March 7, 2001, there were no reportable events ("Reportable Events") as defined in Item 304 (a)(1)(v) of Regulation S-K. The Company has furnished PWC with a copy of the foregoing disclosure and PWC has furnished the Company with a letter addressed to the Securities and Exchange Commission, stating that PWC agrees with the above statements.

     On March 7, 2001, the Company engaged KPMG as its independent auditors for the fiscal year ending December 31, 2000. At no time preceding March 7, 2001, had the Company (or anyone on behalf of the Company) consulted with KPMG on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of Disagreement with PWC or a Reportable Event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     Our directors, executive officers and significant employees, and their ages as of December 31, 2000, are as follows:



           NAME                  AGE                                      POSITION
- ----------------------------  --------     -------------------------------------------------------------------------

Michael W. Poole(1)              44        Director and Chief Executive Officer

Joseph H. Dugan(1)               49        Director and President

Mark E. Patten                   37        Chief Financial Officer, Executive Vice President and Corporate Secretary

Mark A. Koschny                  42        Vice President of Customer Delivery

Frans Wester                     54        Vice President of Marketing

David R. Parker(1)(2)(3)         57        Director

Robert H. Shaw(1)                60        Chairman of the Board

Gary Chartrand(2)(3)             46        Director

John R. Harris(2)(3)             53        Director


[FN]
- ---------------

(1) As of March 12, 2001 Joseph H. Dugan was appointed to the position of Chief Executive Officer of WCO and David R. Parker was appointed non-Executive Chairman of the Board.

(2)  Member of the compensation committee.

(3)  Member of the audit committee


     Set forth below is certain information regarding the professional experience for each of the above-named persons adjusted to reflect the changes in our Chief Executive Officer and Chairman of the Board of Directors as of March 12, 2001.

     JOSEPH H. DUGAN has served as Chief Executive Officer since March 2001, and was the former President and Chief Technology Officer from October 2000 to March 2001. Mr. Dugan was formerly Managing Director, eBusiness Solutions and Managing Director, Supply Chain Solutions for Answerthink Consulting Group.
From 1999 through October 2000, Mr. Dugan has been a principal with Interprise Technology Partners a venture capital fund focused on Internet and information technology investments. From 1994 through 1997, Mr. Dugan was a Sr. Vice President of Oracle Corporation a worldwide leader in technology and application software.

     MARK E. PATTEN has served as our Chief Financial Officer and Executive Vice President since October 1999. From February 1998 to October 1999, Mr. Patten was Vice President and Chief Accounting Officer of Vistana, Inc., a publicly traded timeshare resort developer. Prior to that, Mr. Patten was a partner in the Information Risk Management practice of KPMG Peat Marwick and spent 13 years with KPMG including a two-year rotation in KPMG's Executive Office in the Department of Professional Practice. Mr. Patten is a Certified Public Accountant in Georgia.

     MARK A. KOSCHNY has served as our Vice President of Sales since May 2000. From July 1997 until April 2000 Mr. Koschny was Senior Vice President of Sales and Marketing for ProSource Distribution Services and later, AmeriServe, the largest chain restaurant food service delivery company in North America. From 1994-1997 Mr. Koschny was the Director of Business Development with Arby's where he was responsible for strategic development and execution for expansion. With the Burger King Corporation, 1991-1994, Mr. Koschny held the posts of Director of Non-Traditional Development and Director of Franchise Marketing and Sales. Earlier in his career Mr. Koschny worked for Management Horizons, a retail consulting division of Price Waterhouse.

     FRANS WESTER has served as our Vice President of Marketing since July 2000. From 1990 through 1999 Mr. Wester was Vice President of Marketing Services for Furrs Supermarkets, Inc. in Albuquerque, New Mexico. From 1987 through 1990
Mr. Wester was VP of Marketing and Communications for We International in Utrecht, The Netherlands, Between 1977 and 1987 he held positions with Royal Ahold Supermarkets in The Netherlands and Greenville, South Carolina.

     DAVID R. PARKER has served as a Chairman of the Board of Directors since March 2001, and has been a Director and the representative of Interprise Technology Partners, L.P. on the Board of Directors, pursuant to the terms of a Stock Purchase Agreement between Interprise Technology Partners and us, since February 1999. Mr. Parker is founder and Managing Principal of Interprise Technology Partners, L.P., a venture capital fund focused on Internet and information technology investments founded in January 1999. From 1992 to May 1998 Mr. Parker was Chairman of ProSource Distribution Services, Inc., a U.S. food services distributor, which was sold for cash to AmeriServe Inc. in May 1998. From May 1998 to August 1998, Mr. Parker was Vice Chairman of AmeriServe, Inc. overseeing the integration of ProSource into AmeriServe, until he resigned from the Company in August 1998, but remained on the board of directors until he resigned from the board in November 1999. Mr. Parker is a director of Tupperware, Inc. and Applied Graphics Technologies Inc. Mr. Parker earned a bachelors degree in engineering from the University of Texas and an MBA from Harvard University, where he was a Baker Scholar.

     ROBERT H. SHAW served as Chairman of the World Commerce Online from September 1998 until March 2001 and was the Chief Executive Officer until October 2000. Mr. Shaw has been a World Commerce Online Board Member since September 1998. He is the former Chairman and CEO of Technologic Venture Marketing, Inc., a leader in High technology venture-backed companies. Prior to that, Mr. Shaw was the Chairman and CEO of Galacticomm, Inc., a worldwide leader in multi-user communications software and e-Commerce systems used by over 20,000 customers internationally. Mr. Shaw has held officer/director management positions with Convex Computers, now a division of Hewlett Packard; VMX, the first voicemail company; and was President of File Tek, Inc., the terabytes online storage company.

     MICHAEL W. POOLE served as Vice Chairman from May 2000 and Chief Executive Officer since October 2000. Mr. Poole has been a World Commerce Online Board Member since January 1999. He is a partner in the firm Poole Carbone Eckbert, Inc., a provider of investment banking services. Mr. Poole serves on the Board of Directors of the Federal Reserve Bank of Atlanta (Jacksonville, Florida branch). In addition, Mr. Poole serves as a board member for several companies including International Parts, Beacon Institute, and BankFIRST. He also was Chairman (appointed by the Governor) of the State Board of WAGES, which was responsible for the implementation of welfare reform in the State of Florida.

     GARY CHARTRAND has served as Director since July 2000. Mr. Chartrand is Chairman and CEO of Acosta Sales, Inc. the largest full service sales and marketing company to retail grocery industry. During Mr. Chartrand's tenure, Acosta has continued to expand and has increased its area representation to 50 states with 87 service offices with annualized revenues in excess of $480 million. He serves on the Board of Directors for the Associated Sales and Marketing Companies as well as several principal Broker Advisor Boards.

     JOHN R. HARRIS has served as Director since July 2000. Mr. Harris is the Chairman and CEO of Ztango, a provider of wireless Internet software and solutions for e-companies, wireless network operators and corporations. He spent 25 years with Electronic Data Systems (EDS), during which he held a variety of executive leadership positions encompassing sales, marketing, strategy, and operations. Mr. Harris is an Information Technology and Telecommunications executive with a record of growing IT Service business operations with experience throughout Europe, Asia, Latin America and the Middle East.

DIRECTOR COMPENSATION

     We reimburse directors $1,000 plus reasonable out-of-pocket expenses incurred in attending meetings of the board of directors. Pursuant to our 1999 Stock Option Plan we will grant to each director 30,000 options to purchase our common stock vesting over 36 months, with 2,500 options vested at the date of grant, and an additional 5,000 options to each director granted annually on the anniversary of their appointment which will vest annually. In January 1999, we issued a warrant to the Michael W. Poole Trust representing the right to purchase 100,000 shares of our common stock of which Mr. Poole is the trustee, at an exercise price of $2.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth compensation information for the fiscal year ended December 31, 2000 and 1999 paid by us for services by our Chief Executive Officer and our other executive officers whose total salary and bonus for that fiscal year exceeded $100,000, collectively referred to below as the "named executive officers." None of the executive officers received total compensation of at least $100,000 prior to fiscal year 1999.


                                                  SUMMARY COMPENSATION IN LAST FISCAL YEAR

                                          ANNUAL
                                      COMPENSATION                        LONG-TERM COMPENSATION AWARDS
                                   --------------------       -------------------------------------------------------
                                                                                    SECURITIES
                                                              RESTRICTED STOCK      UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY ($)         AWARD(S) ($)        OPTIONS (#)      COMPENSATION ($)
- ---------------------------        ----      ----------       ----------------      -----------      ----------------

Joseph H. Dugan,                   2000         40,962(1)                  --               --(12)            10,600(2)
   President and Chief             1999             --                     --                --                   --
   Technology Officer

Mark E. Patten,                    2000        180,000                     --            40,000                3,000(5)
   Chief Financial Officer         1999        132,400(3)             134,500(4)        200,000                1,000(5)


                                              ANNUAL
                                            COMPENSATION       LONG-TERM COMPENSATION AWARDS
                                            ------------       -----------------------------
                                                                                    SECURITIES
                                                              RESTRICTED STOCK      UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY ($)         AWARD(S) ($)        OPTIONS (#)      COMPENSATION ($)
- ---------------------------        ----      ----------       ----------------      -----------      ----------------


Mark A. Koschny,                   2000       83,077(6)                    --          200,000             3,600(5)
   Vice President of Sales         1999           --                       --               --                --

Frans Wester                       2000       71,219(7)                    --          150,000             3,000(5)
    Vice President of Marketing    1999           --                       --               --                --

Robert H. Shaw,(8)                 2000                                    --               --                --
   Chairman of the Board           1999      225,000                       --          436,800            25,400(9)
                                             132,700(3)
Michael W. Poole,                  2000       75,000(10)                   --               --(12)       175,000(11)
   Chief Executive Officer         1999           --                       --               --                --


[FN]
- ---------------

(1) Does not represent a full year of salary; Mr. Dugan became an employee in October 2000, at an annual salary of $390,000.

(2) Other compensation to Mr. Dugan includes a $10,000 signing bonus, and a $600 car allowance.

(3) Does not represent a full year of salary because no person listed was paid a salary at the beginning of the fiscal year. Mr. Shaw became an employee on March 29, 1999, at an annual salary of $125,000, which was raised to $225,000 on July 1, 1999; Mr. Patten became an employee on October 18, 1999, at an annual salary of $180,000.

(4) Represents 25,000 shares valued at $5.38 per share issued in October 1999 in connection with the start of employment.

(5)  Automobile allowance.

(6) Does not represent a full year of salary; Mr. Koschny became an employee on June 5, 2000, at an annual salary of $180,000.

(7) Does not represent a full year of salary; Mr. Wester became an employee on June 28, 2000 at an annual salary of $160,000.

(8) For the fiscal year ended December 31, 1998, Mr. Shaw received compensation in the form of consulting fees paid to a company controlled by Mr. Shaw in the amount of $30,045. Also, Mr. Shaw was issued 1,200,000 shares of our common stock in September 1998 for services rendered in facilitating the voluntary share exchange between us and World Commerce Online-Floraplex.

(9) Other compensation includes payments to Mr. Shaw as consultant prior to full-time employment in the amount of $21,200 and an automobile allowance of $4,200

(10) Does not represent a full year of salary. Mr. Poole became an employee in October 2000, at an annual salary of $300,000.

(11) Other compensation includes payments to Mr. Poole's consulting firm as consultant prior to full-time employment.

(12) Pursuant to Mr. Dugan's and Mr. Poole's employment contracts, we have committed to grant Mr. Dugan and Mr. Poole one (1) million options each. As of March 23, 2001, the option grants have not been executed.

OPTION GRANTS TABLE

     The following table sets forth each grant of stock options during the fiscal year ended December 31, 2000 to each of the named executive officers. No stock appreciation rights were granted to these individuals during that year.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                        INDIVIDUAL GRANTS
                    ------------------------------------------------------------

                                       % OF TOTAL                                                POTENTIAL REALIZABLE VALUE
                                         OPTIONS                                                   AT ASSUMED ANNUAL RATES
                       NUMBER OF        GRANTED TO    EXERCISE                                   OF STOCK PRICE APPRECIATION
                       SECURITIES       EMPLOYEES     OR BASE                      MARKET              FOR OPTION TERM(3)
                       UNDERLYING       IN  FISCAL     PRICE       EXPIRATION      PRICE      -----------------------------------
    NAME            OPTIONS GRANTED        YEAR       ($)/(SH)      DATE(1)      ($)(SH)(2)     5%($)        10%($)       0%($)
- ----------------    ---------------    ------------   --------     ---------     ----------   ---------    ---------    ---------

Mark E. Patten          40,000(4)           4.8%         5.88       6/20/10         5.88        383,116      610,048      235,200

Mark A. Koschny        200,000(5)          24.2%         5.88       6/20/10         5.88      1,915,580    3,050,241    1,176,000

Frans Wester           150,000             18.2%         7.88       7/10/00         7.88      1,925,353    3,065,804    1,182,000

[FN]
- ---------------
(1) Each of the options has a ten-year term. However, the options will terminate earlier if the optionee's employment is terminated or the Company is liquidated, dissolved, reorganized or there is a change in control.

(2) The fair market value of our common stock was determined on the basis of the closing sale price of our common stock on the OTC Bulletin Board on the day before the date of grant, pursuant to the terms of our 1999 Stock Option Plan.

(3) The assumed 5%, 10% and 0% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of our common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions, and the option holder's continued employment through the vesting period. Unless the market price of our common stock appreciates over the option term, no additional value will be realized from the option grants made to these executive officers. The potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the option period. The actual value, if any, a named executive officer may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, if the executive were to sell the shares on the date of exercise, so there is no assurance that the value realized will be equal to or near the potential realized value as calculated in this table.

(4) Options were granted as of June 20, 2000. Options vest 28% on October 18, 2000 and 2% on the twentieth of each successive month thereafter.

(5) Options were granted as of June 20, 2000. Options vest 12.5% immediately, 28% on June 20, 2001 and 2% on the twentieth of each successive month thereafter.

(6) Pursuant to Mr. Dugan's and Mr. Poole's employment contracts, we have committed to grant Mr. Dugan and Mr. Poole one (1) million options each. As of March 23, 2001, the option grants have not been executed.


AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth information concerning the year-end number and value of unexercised options for each of the named executive officers. None of the individuals listed below exercised any options during the last fiscal year.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES(2)

                              NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED IN-THE-MONEY
                                  UNEXERCISED OPTIONS AT                           OPTIONS AT
                                   DECEMBER 31, 2000(#)                     DECEMBER 31, 2000($)(1)
                              -------------------------------          ---------------------------------
NAME                           EXERCISABLE      UNEXERCISABLE           EXERCISABLE        UNEXERCISABLE
- ---------------               ------------      -------------          ------------        -------------

Mark E. Patten                     76,800            163,200                     --                 --

Mark A. Koschny                    49,500            150,500                     --                 --

Frans Wester                       27,600            122,400                     --                 --

Robert H. Shaw                    218,400            218,400                     --                 --

[FN]
- ---------------
(1) The value of our common stock (based on the closing sale price of our common stock on the OTC Bulletin Board on December 29, 2000) was $1.88. There were no in-the-money options at December 31, 2000.

(2) Pursuant to Mr. Dugan's and Mr. Poole's employment contracts, we have committed to grant Mr. Dugan and Mr. Poole one (1) million options each. As of March 23, 2001, the option grants have not been executed.



EMPLOYMENT AGREEMENTS

     The following named executive officers have signed employment agreements with us:

     Pursuant to an employment agreement dated October 18, 1999, we agreed to pay Robert H. Shaw an annual salary of $225,000 to serve as our Chief Executive Officer. In accordance with the offer terms, Mr. Shaw, on October 18, 1999, was granted 236,800 options to purchase our common stock at an exercise price per share of $2 and 200,000 options to purchase our common stock at an exercise price per share of $8.

     Pursuant to an employment agreement dated December 4, 2000, we agreed to pay Michael W. Poole an annual salary of $300,000 and potential incentive compensation of $700,000 to serve as our Chief Executive Officer. Potential incentive compensation in year one of Mr. Poole's employment totals $100,000 with $200,000 possible in years two through four based upon achievement of established objectives pertaining to our financial performance, organizational strength, and customer satisfaction. The offer terms also include the grant of 1 million options to purchase our common stock.

     Pursuant to an employment agreement dated December 1, 2000, we agreed to pay Joseph H. Dugan an annual salary of $390,000 and incentive compensation potential and committed to grant 1 million options to purchase our common stock to serve as our President. Incentive compensation consists of a $10,000 sign-on bonus, and a quarterly bonus of 0.3% of revenue with a minimum of $25,000.

     Pursuant to an employment agreement with substantially similar provisions as Mr. Shaw dated October 18, 1999, we agreed to pay Mark E. Patten an annual salary of $180,000 to serve as Executive Vice President and Chief Financial Officer and as of October 18, 1999 granted Mr. Patten 126,876 options to purchase our common stock at an exercise price per share of $2.00 and 73,124 options to purchase our common stock at an exercise price per share of $5.38. In addition, on October 18, 1999, Mr. Patten was granted and issued 25,000 shares of our common stock and provided $25,000, as well as, a loan of up to $25,000 in connection with the related tax impact. See "Option Grants Table."

     Pursuant to an employment agreement dated June 5, 2000, we agreed to pay Mark A. Koschny an annual salary of $180,000 to serve as Vice President of Sales and as of June 20, 2000, granted Mr. Koschny 200,000 options to purchase our common stock at an exercise price per share of $5.88. See "Option Grants Table."

     Pursuant to an employment agreement dated June 28,2000, we agreed to pay Frans Wester an annual salary of $160,000 to serve as our Vice President of Marketing. In accordance with the offer terms on July 10, 2000, Mr Wester was granted 150,000 options to purchase our common stock at an exercise price per share of $7.88. See "Option Grants Table."

     Each of the employment agreements described above provide that in the event we terminate the executive without "cause" (as defined), or the executive terminates his employment with "good reason" (as defined), other than in the case of a "change in control" (as discussed below), that executive will be entitled to severance payments equaling that executive's annual salary and benefits for a one-year period from the date of termination. In the event the terminated executive finds a new employment, we will be able to cease making or reduce the severance payments and benefits. If an executive's employment is terminated by us without cause or by the executive with good reason, in either case in anticipation of, in connection with or within one year after a "change in control" (as defined), his salary will be continued for one year, his benefits will be continued for one year (subject to cessation if the executive is entitled to similar benefits from a new employer), each executive will agree to preserve the confidentiality and the proprietary nature of all information relating to the Company and our business. Each executive's agreement includes certain non-competition and non-solicitation provisions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information regarding the beneficial ownership of World Commerce's common stock as of March 23, 2001, by the following individuals or groups:

     (bullet) each person or entity who we know beneficially owns more than 5.0% in the aggregate of our outstanding common stock;
     (bullet) each of the executive officers named in the Summary Compensation Table;
     (bullet)  each of our directors; and
     (bullet)  all directors and executive officers as a group.

     Unless otherwise indicated, the address of each of the individuals listed in the table is c/o World Commerce, 9677 Tradeport Drive, Orlando, Florida 32827. To our knowledge, except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

     The percentage of beneficial ownership in the following table is based upon 15,937,053 shares of common stock outstanding as of March 23, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock issuable under options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of March 23, 2001 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.


                                                     NUMBER OF SHARES          SHARES BENEFICIALLY OWNED AS A
         NAME OF BENEFICIAL OWNER                  BENEFICIALLY OWNED          PERCENTAGE OF CLASS OUTSTANDING
- -------------------------------------------   ---------------------------   --------------------------------------

Michael W. Poole                                       225,000                               1.4%
Joseph H. Dugan                                             --                                 *
Mark E. Patten                                         125,800                                 *
Mark A. Koschny                                         25,000                                 *
Frans Wester                                            15,000                                 *
Robert H. Shaw                                       1,422,080                               8.2%
David R. Parker                                      7,825,000                              32.9%
Interprise Technology Partners, L.P.                 7,790,000                              32.8%
John R. Harris                                              --                                 *
Gary Chartrand                                              --                                 *
William A. Mobley, Jr.                               1,710,500                               9.7%
Larry L. Murphy                                      2,467,500                              13.4%
i2 Technologies, Inc.                                1,250,000                               7.3%
All directors and executive officers as              8,215,800                               6.3%
  a group (9 persons)


[FN]
- ---------------
* Less than one percent.

(1) Includes 100,800 shares of common stock subject to options either currently exercisable or exercisable by Mr. Patten within 60 days of March 23, 2001.

(2) Includes 25,000 shares common stock subject to options either currently exercisable or exercisable by Mr. Koschny within 60 days of March 23, 2001.

(3) Includes 15,000 shares of common stock subject to options either currently exercisable or exercisable by Mr. Wester within 60 days of March 23, 2001.

(4) Includes 262,080 shares of common stock subject to options either currently exercisable or exercisable by Mr. Shaw within 60 days of March 23, 2001. Includes 1,160,000 shares of common stock held jointly between Mr. Shaw and his spouse, and each person, acting individually, may vote and/or dispose of all of such shares.

(5) Includes 25,000 shares of Series B preferred stock which are immediately convertible into 25,000 shares of common stock. Includes a warrant representing the right to purchase 100,000 shares of common stock held by a trust of which Mr. Poole is the sole trustee and exercises sole voting and dispositive power over such shares. Includes a warrant representing the right to purchase 100,000 shares of common stock held by Poole Carbone Eckbert Capital Partners, Inc. for which Mr. Poole is the controlling principal and exercises sole voting and dispositive power over such shares.

(6) Mr. Parker, individually, owns 10,000 shares of common stock and 25,000 shares of Series B preferred stock which are immediately convertible into 25,000 shares of common stock. Interprise Technology Partners, L.P., a Delaware limited partnership, owns 4,200,000 shares of Series A preferred stock which are immediately convertible into 4,200,000 shares of common stock; 1,250,000 shares of Series B preferred stock which are immediately convertible into 1,250,000 shares of common stock; and a warrant, which is immediately exercisable, representing the right to purchase 110,000 shares of Series B preferred stock which are immediately convertible into 110,000 shares of common stock and warrants, which are immediately exercisable, representing the right to purchase 2,230,000 shares of common stock. Miller Technology Management, L.P., a Delaware limited partnership, is the general partner of Interprise Technology Partners, L.P. MTM I, LLC, a Delaware limited liability company, is the general partner of Miller Technology Management, L.P. Mr. David Parker and Mr. Edmund Miller each own a 50% interest in MTM I, LLC, and Mr. Parker and Mr. Miller must both agree on the voting and disposition of shares held by Interprise Technology Partners, L.P. The address for each of Interprise Technology Partners, L.P., Miller Technology Management, L.P., MTM I, LLC, Mr. Parker and Mr. Miller is 1001 Brickell Bay Drive, 30th Floor, Miami, Florida 33131.

(7)  See Footnote No. 6.


(8) Shares are held jointly between Mr. Mobley and his spouse, and each person, acting individually, may vote and/or dispose of all of such shares.
     The address of Mr. and Mrs. Mobley is 57 West Pine Street, Orlando,
     Florida 32801.

(9) The address of Mr. Murphy is 210 Riverside Drive, Melbourne Beach, Florida 32951.

(10) All 1,250,000 shares of common stock are subject to a warrant that is immediately exercisable. The address of i2 Technologies, Inc. is 11701 Luna Road, Dallas Texas 75234.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. Based solely on statements furnished to us, the reports for initial statements of ownership for the following people were not filed on a timely basis: Robert H. Shaw, Mark E. Patten, Keith J. Money, Henry
R. Winogrond, John R. Daniel, II, Larry L. Murphy, Jacobus N. Kras, Mark A. Koschny, William A. Mobley, Jr., Michelle M. Mobley, Michael W. Poole, David R. Parker, Frans G. Wester, Interprise Technology Partners, L.P., Edmund Miller, Joseph H. Dugan, Gary Chartrand and John R. Harris. In addition, Edmund Miller failed to file on a timely basis reports for changes of ownership relating to 6 transactions, John R. Daniel, failed to file on a timely basis reports for changes of ownership relating to 5 transactions, and Mark E. Patten, failed to file on a timely basis reports for changes of ownership relating to 1 transaction.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERPRISE TECHNOLOGY PARTNERS

     On March 14 and April 11, 2000, we sold 200,000 and 50,000 shares, respectively, of our Series A convertible preferred stock, at a purchase price of $2 per share, to ITP for $500,000 pursuant to ITP's exercise of an option, which we granted on March 30, 1999, to purchase such shares at such price. After we sold the 50,000 shares on April 11, 2000, ITP immediately sold those 50,000 shares of Series A convertible preferred stock to Robert Guerin, a third party who is not an affiliate of either ITP or us, for $100,000. As of March 23, 2000, ITP and David Parker were the beneficial holders of 32.8% and 32.9% of our common stock, respectively.

     From August to December 2000, the Company entered into several secured loan agreements with Interprise Technology Partners, L.P., a stockholder of the Company, in the aggregate amount of $10,250,000. In connection with these notes payable, the Company granted warrants, as amended, representing the right to purchase up to an aggregate of 1,950,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of $1.00 or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of $1.00 or the price per share of common stock issued in the Common Stock Qualified Investment. The exercise price of the shares underlying the warrants may be paid in cash or by cashless exercise. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants was calculated at the date of grant based on a Black Scholes option pricing model and approximately $346,000 has been recorded as interest expense during the year ended December 31, 2000. On February 14, 2001, the warrants were amended to change the exercise price to $1.00 per share, which resulted in an increase in the number of shares granted.

In February 2001, the notes were amended to change the maturity date to April 12, 2001. These transactions are summarized as follows:


        LOAN DATE           LOAN AMOUNT    INTEREST RATE       MATURITY DATE
     ---------------        -----------    -------------     -----------------
     August 14, 2000        $ 5,000,000        10%           April 12, 2001
     October 2, 2000        $ 1,000,000        10%           April 12, 2001
     November 9, 2000       $   500,000        10%           April 12, 2001
     December 5, 2000       $   500,000        10%           April 12, 2001
     December 20, 2000      $   500,000        10%           April 12, 2001
     December 28, 2000      $ 2,750,000        10%           April 12, 2001
                            -----------
     Total                  $10,250,000
                            ===========

I2 TECHNOLOGIES

     On April 29, 2000, we granted to i2 Technologies, Inc. a warrant representing the right to purchase 1,250,000 shares of our common stock as consideration for software i2 Technologies licensed to us pursuant to a software license agreement dated April 29, 2000. The warrant had a fair market value (based on the closing sale price on the day before the date of grant of our common stock on the OTC Bulletin Board) on the date of the grant of $8,000,000. The warrant is immediately exercisable at an exercise price of $7.00 per share. See "Description of Registrant's Securities - Warrants." After the grant of the warrant, i2 Technologies was the beneficial holder of 7.3% of our common stock.

         On December 29, 2000 we entered into an application service provider agreement (the "ASP Agreement") and a public market place license agreement with i2 Technologies. As part of these agreements we agreed to pay i2 $2.5 million and $0.5 million, respectively and annual maintenance fees of $0.3 million and $0.07 million, respectively. The ASP Agreement also provides that we pay i2 Technologies a sublicense revenue sharing fee equal to 70% of the end user fees collected from our customers related to the i2 Technologies applications utilized by our customer.

     The foregoing transactions between us and our affiliates were negotiated upon our behalf by our management. We believe that such transactions are in compliance with our policy that transactions with affiliates be on terms at least as favorable as could have been reasonably obtained from an unaffiliated third party. We anticipate that all future transactions with our affiliates will be approved by a majority of our board of directors, including a majority of the independent and disinterested directors, and will continue to be on terms no less favorable to us then could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.   FINANCIAL STATEMENTS

          The financial statements filed as part of this Form 10-K are listed in the Index to Financial Statements on page F-1 and are attached hereto immediately thereafter.

     2.   FINANCIAL STATEMENT SCHEDULES

          None.

     3.   EXHIBITS

          The exhibits files as part of this Form 10-K are listed below and in the Exhibit Index and attached hereto immediately following the Exhibit Index.


     EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
     --------------      ----------------------

          4.1 Warrant in favor of Interprise Technology Partners LP, dated October 2, 2000.

          4.2            Warrant in favor of Drax Holdings, LP, dated October 5,
                         2000.

          4.3            Warrant in favor of Vizcaya Investments Inc., dated
                         October 12, 2000.

          4.4 Warrant in favor of Interprise Technology Partners LP, dated November 9, 2000.

          4.5            Warrant in favor of DC Investment Partners, dated
                         November 14, 2000.

          4.6            Warrant in favor of Martin D. Krall, dated November 24,
                         2000.

          4.7 Warrant in favor of Interprise Technology Partners LP, dated December 5, 2000.

          4.8            Warrant in favor of Fred Drasner, dated December 6,
                         2000.

          4.9            Warrant in favor of Marne Obernauer, Jr., dated
                         December 15, 2000.

          4.10 Warrant in favor of Interprise Technology Partners LP, dated December 20, 2000.

          4.11 Warrant in favor of Interprise Technology Partners LP, dated December 28, 2000.

         10.1            Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Interprise Technology Partners LP, dated October 2, 2000.

         10.2            Senior Secured Promissory Note in favor of Interprise
                         Technology Partners LP, dated October 2, 2000.

         10.3            Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Drax Holdings, LP, dated
                         October 5, 2000.

         10.4            Senior Secured Promissory Note in favor of Drax
                         Holdings, LP, dated October 5, 2000.

         10.5            Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Vizcaya Investments, Inc., dated
                         October 12, 2000.

         10.6            Senior Secured Promissory Note in favor of Vizcaya
                         Investments, Inc., dated October 12, 2000.

         10.7            Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Interprise Technology Partners LP, dated November 9, 2000.

         10.8            Senior Secured Promissory Note in favor of Interprise
                         Technology Partners LP dated November 9, 2000.

         10.9            Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and DC Investment Partners, dated
                         November 14, 2000.



     EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
     --------------      ----------------------

         10.10           Senior Secured Promissory Note in favor of DC
                         Investment Partners, dated November 14, 2000.

         10.11           Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Martin D. Krall, dated November 24,
                         2000.

         10.12           Senior Secured Promissory Note in favor of Martin D.
                         Krall, dated November 24, 2000.

         10.13           Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Interprise Technology Partners LP, dated December 5, 2000.

         10.14           Senior Secured Promissory Note in favor of Interprise
                         Technology Partners LP, dated December 5, 2000.

         10.15           Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Fred Drasner, dated December 6, 2000.

         10.16           Senior Secured Promissory Note in favor of Fred
                         Drasner, dated December 6, 2000.

         10.17           Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Marne Obernauer, Jr., dated
                         December 15, 2000.

         10.18           Senior Secured Promissory Note in favor of Marne
                         Obernauer, Jr., dated December 15, 2000.

         10.19           Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Interprise Technology Partners LP, dated December 20, 2000.

         10.20           Senior Secured Promissory Note in favor of Interprise
                         Technology Partners LP, dated December 20, 2000.

         10.21           Loan and Pledge Agreement by and among World Commerce
                         Online, Inc and Interprise Technology Partners LP, dated December 28, 2000.

         10.22           Senior Secured Promissory Note in favor of Interprise
                         Technology Partners LP, dated December 28, 2000.

         10.23 Employment agreement with Michael W. Poole, dated as of December 4, 2000.

         10.24 Employment agreement with Joseph H. Dugan, dated as of December 1, 2000.



(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                          INDEX TO FINANCIAL STATEMENTS


WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES

                                                                                                   Page
Report of Independent Auditors                                                                     F-2

Report of Independent Certified Public Accountants                                                 F-3

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 2000 and 1999                                   F-4
    Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998    F-5
    Consolidated Statements of Stockholders' Deficit and Comprehensive Loss for the Years Ended
       December 31, 2000, 1999, and 1998                                                           F-6
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
       1999, and 1998                                                                              F-8

Notes to Consolidated Financial Statements                                                         F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
    World Commerce Online, Inc.:


We have audited the accompanying consolidated balance sheet of World Commerce Online, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and comprehensive loss and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Commerce Online, Inc. and Subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP
Orlando, Florida
March 16, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors


World Commerce Online, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the consolidated financial position of World Commerce Online, Inc. and Subsidiaries (a development stage company) at December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Tampa, Florida
February 9, 2000

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,       December 31,
                                          ASSETS                                                    2000                1999
                                                                                                -------------       -------------
Current assets:
     Cash and cash equivalents                                                                  $     373,105       $  10,553,021
     Prepaid expenses and other current assets                                                        913,861             232,754
     Assets held for disposal                                                                       3,771,492                  --
     Receivable from investors                                                                             --           3,785,000
                                                                                                -------------       -------------
         Total current assets                                                                       5,058,458          14,570,775

Property and equipment, net                                                                         4,211,033           2,586,928
Product development costs, net                                                                     13,849,247           3,890,815
Intangible assets, net                                                                              1,152,279           1,596,260
Other assets                                                                                          101,002              24,238
                                                                                                -------------       -------------

Total assets                                                                                    $  24,372,019       $  22,669,016
                                                                                                =============       =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                                   $  14,509,049       $   1,855,185
     Accrued compensation and benefits                                                                368,368             372,075
     Deferred revenue                                                                                 176,700                  --
     Capital lease obligation, current                                                                329,103              71,611
     Notes payable                                                                                 14,500,000                  --
                                                                                                -------------       -------------
         Total current liabilities                                                                 29,883,220           2,298,871

Long-term liabilities:
     Capital lease obligation                                                                         332,427              91,927

Redeemable convertible preferred stock:
     Preferred stock Series A, $0.001 par value; authorized 4,250,000 shares, issued and outstanding 4,250,000 and 4,000,000 shares at December 31, 2000
       and 1999, respectively, stated at liquidation value, net of related costs                    8,478,211           7,978,211
     Preferred stock Series B, $0.001 par value; authorized 5,110,000 shares, issued and outstanding 5,000,000 shares at December 31, 2000 and 1999,
       stated at liquidation value, net of related costs                                           19,620,772          19,620,772
     Preferred stock Series C, $0.001 par value; authorized 91,802 shares, issued and outstanding 91,802 shares at December 31, 2000, net of stock subscription
       receivable, liquidation value of $5,912,049                                                  6,968,389                  --
                                                                                                -------------       -------------
         Total redeemable convertible preferred stock                                              35,067,372          27,598,983

Stockholders' deficit:
     Common stock, $0.001 par value; authorized 90,000,000 shares, issued 16,283,647 shares and outstanding 15,937,053 shares at December 31, 2000 and issued and
        outstanding 15,435,357 shares at December 31, 1999                                             16,284              15,435
     Additional paid-in capital                                                                    63,374,670          43,175,872
     Deferred stock-based compensation                                                             (2,759,520)         (4,863,980)
     Accumulated deficit                                                                         (101,402,837)        (45,602,372)
     Stock subscription receivable                                                                     (7,097)                 --
     Treasury stock, at cost                                                                           (9,879)                 --
     Accumulated comprehensive loss                                                                  (122,621)            (45,720)
                                                                                                -------------       -------------

         Total stockholders' deficit                                                              (40,911,000)         (7,320,765)
                                                                                                -------------       -------------

Commitments and contingencies (Note 16)

Total liabilities and stockholders' deficit                                                     $  24,372,019       $  22,669,016
                                                                                                =============       =============

See accompanying notes to consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended December 31,
                                                                           2000               1999             1998
                                                                       ------------       ------------       ------------
Revenues:
   Advertising revenue                                                 $     21,433       $     14,145       $         --
   Subscription revenue                                                      33,907              7,909                 --
   Transaction revenue                                                      120,567             21,076                 --
   Implementation revenue                                                    36,294                 --                 --
   Service revenues from related parties                                         --                 --            292,406
                                                                       ------------       ------------       ------------
         Total revenues                                                     212,201             43,130            292,406
                                                                       ------------       ------------       ------------

Costs and operating expenses:
   Product and technology development                                    11,383,340          2,836,605            381,192
   Sales and marketing                                                   15,782,761          5,464,989            316,966
   General and administrative                                             6,889,805          3,848,221          3,223,123
   Depreciation and amortization                                          7,312,946            421,167              7,401
   Impairment charges                                                    13,456,500                 --                 --
                                                                       ------------       ------------       ------------
      Total costs and operating expenses                                 54,825,352         12,570,982          3,928,682
                                                                       ------------       ------------       ------------

Loss from operations                                                    (54,613,151)       (12,527,852)        (3,636,276)
Net interest expense                                                       (666,221)          (166,129)            (4,026)
Other non-operating expense                                                 (21,093)           (56,587)                --
                                                                       ------------       ------------       ------------

Net loss                                                               $(55,300,465)      $(12,750,568)      $ (3,640,302)
Deemed dividend on redeemable convertible preferred stock                  (500,000)       (28,000,000)                --
                                                                       ------------       ------------       ------------

Net loss available to common stockholders                              $(55,800,465)      $(40,750,568)      $ (3,640,302)
                                                                       ============       ============       ============

Basic and diluted net loss per common share                            $      (3.53)      $      (2.67)      $      (0.40)
                                                                       ============       ============       ============

Weighted average number of shares used in computing basic and
   diluted net loss per common share                                     15,786,624         15,271,152          9,181,923
                                                                       ============       ============       ============

See accompanying notes to consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

                                                                                      ADDITIONAL        STOCK
                                                              COMMON STOCK              PAID-IN       SUBSCRIPTION    TREASURY
                                                          SHARES         AMOUNT         CAPITAL        RECEIVABLE      STOCK
                                                         ---------      -------      ------------     ------------    --------
Balances, December 31, 1997                              7,020,000      $ 7,020      $    814,668       $    --       $    --
Sales of common stock                                    1,225,000        1,225           611,275            --            --
Transfer of shares by principal stockholder
   for the benefit of the Company                               --           --           124,750            --            --
Issuances of common stock in exchange for
   professional services                                 3,938,650        3,939         2,988,226            --            --
Common stock issued in satisfaction of
   stockholder loans                                       131,350          131           106,204            --            --
Common stock issued in connection with
   reverse merger with public shell                      2,500,000        2,500            (2,500)           --            --
Forgiveness of loan from affiliate                              --           --            50,000            --            --
Comprehensive loss:
   Net loss                                                     --           --                --            --            --
                                                        ----------      -------      ------------       -------       -------
Total Comprehensive loss

Balances, December 31, 1998                             14,815,000      $14,815      $  4,692,623       $    --       $    --

Sales of common stock                                      390,000          390           194,610            --            --
Stock grant to employee                                     25,000           25           134,350            --            --
Issuances of common stock in exchange for
   professional services                                   105,357          105         1,217,395            --            --
Acquisition of FPN                                         100,000          100         1,126,150            --            --
Issuance of warrants to employees and directors                 --           --           425,770            --            --
Issuance of warrants for professional services                  --           --           781,268            --            --
Issuance of warrants in connection with notes
   payable                                                      --           --           151,800            --            --
Deemed dividend on convertible preferred stock                  --           --        28,000,000            --            --
Stock based compensation, net of amortization
   of deferred compensation                                     --           --         6,451,906            --            --
Comprehensive loss:
   Net loss                                                     --           --                --            --            --
   Foreign currency translation adjustment                      --           --                --            --            --
                                                        ----------      -------      ------------       -------       -------
Total Comprehensive loss

Balances, December 31, 1999                             15,435,357      $15,435      $ 43,175,872       $    --       $    --

Exercises of stock options                                  41,750           43            90,682            --            --
Stock grant to employee                                     10,000           10           234,990            --            --
Acquisition of ProduceOnline.com                           796,540          796         4,175,395            --            --
Issuance of warrants for professional services                  --           --        14,791,068            --            --
Issuance of warrants in connection with notes
   payable                                                      --           --           511,569            --            --
Purchase of treasury shares                                     --           --                --            --        (9,879)
Receivable from purchase of stock                               --           --                --        (7,097)           --
Deemed dividend on convertible preferred stock                  --           --           500,000            --            --
Stock based compensation, net of amortization
   of deferred compensation                                     --           --          (104,906)           --            --
Comprehensive loss:
   Net loss                                                     --           --                --            --            --
   Foreign currency translation adjustment                      --           --                --            --            --
                                                        ----------      -------      ------------       -------       -------
Total Comprehensive loss

Balances, December 31, 2000                             16,283,647      $16,284      $ 63,374,670       $(7,097)      $(9,879)
                                                        =========       =======      ============       =======       =======

See accompanying notes to consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS (CONTINUED)

                                                                                                    ACCUMULATED
                                                    DEFERRED                                           OTHER
                                                  STOCK-BASED     COMPREHENSIVE    ACCUMULATED     COMPREHENSIVE
                                                  COMPENSATION        LOSS           DEFICIT             LOSS           TOTAL
                                                  ------------    -------------   -------------    -------------    -----------
Balances, December 31, 1997                       $         --                    $  (1,211,502)      $       --    $   (389,814)

Sales of common stock                                       --                               --               --         612,500
Transfer of shares by principal stockholders
  for the benefit of the Company                            --                               --               --         124,750
Issuances of common stock in exchange for                                                    --               --       2,992,165
   professional services                                    --
Common stock issued in satisfaction of                      --                               --               --         106,335
   stockholder loans                                                                                                          --
Common stock issued in connection with
   reverse merger with public shell                         --                               --               --              --
Forgiveness of loan from affiliate                          --                               --               --          50,000
Comprehensive Loss:
   Net loss                                                 --      (3,640,302)      (3,640,302)              --      (3,640,302)
                                                  ------------    -------------   -------------       ----------    ------------
Total comprehensive loss                                           $(3,640,302)
                                                                  ============

Balances, December 31, 1998                       $         --                    $  (4,851,804)      $       --    $   (144,366)

Sales of common stock                                       --                               --               --         195,000
Stock grant to employee                                     --                               --               --         134,375
Issuances of common stock in exchange for                                                    --               --       1,217,500
    professional services                                   --
Acquisition of FPN                                          --                               --               --       1,126,250
Issuances of warrants to employees and                      --                               --               --         425,770
    directors
Issuances of warrants for professional services             --                               --               --         781,268
Issuance of warrants in connection with notes                                                --               --         151,800
   payable                                                  --
Deemed dividend on convertible preferred stock              --                      (28,000,000)              --              --
Stock based compensation, net of amortization
  of deferred compensation                        $ (4,863,980)                              --               --       1,587,926
Comprehensive Loss:
    Net loss                                                --     (12,750,568)     (12,750,568)              --     (12,750,568)
    Foreign currency translation adjustment                 --         (45,720)              --          (45,720)        (45,720)
                                                  ------------    -------------   -------------       ----------    ------------
Total comprehensive loss                                          $(12,796,288)
                                                                  ============

Balances, December 31, 1999                       $(4,863,980)                    $ (45,602,372)      $  (45,720)   $ (7,320,765)

Exercises of stock options                                  --                               --               --          90,725
Stock grant to employee                                     --                               --               --         235,000
Acquisition of ProduceOnline.com                            --                               --               --       4,176,191
Issuance of warrants for professional services              --                               --               --      14,791,068
Issuance of warrants in connection with notes
   payable                                                  --                               --               --         511,569
Purchase of treasury shares                                 --              --               --               --          (9,879)
Receivable from purchase of stock                           --              --               --               --          (7,097)
Deemed dividend on convertible preferred stock              --              --         (500,000)              --              --
Stock based compensation, net of amortization
   of deferred compensation                          2,104,460              --               --               --       1,999,554
Comprehensive loss:
   Net loss                                                 --     (55,300,465)     (55,300,465)              --     (55,300,465)
   Foreign currency translation adjustment                  --         (76,901)              --          (76,901)        (76,901)
                                                  ------------    -------------   -------------       ----------    ------------
Total Comprehensive loss                                          $(55,377,366)
                                                                  ============

Balances, December 31, 2000                       $ (2,759,520)                   $(101,402,837)      $ (122,621)   $(40,911,000)
                                                  ============                    =============       ==========    ============

See accompanying notes to consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          2000                1999               1998
                                                                       ------------       ------------       ------------
Cash flows from operating activities:
  Net loss                                                             $(55,300,465)      $(12,750,568)      $ (3,640,302)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                                         7,312,946            464,939              7,401
    Impairment charges                                                   13,456,500                 --                 --
    Provision for doubtful accounts                                              --                 --              4,200
    Stock-based compensation                                              2,234,554          2,100,426                 --
    Loss on retirement of property & equipment                               23,136             18,609                 --
    Loss on foreign currency translation                                         --             30,071                 --
    Professional fees paid through the issuance
     of common stock and warrants                                         6,571,244            576,143          3,159,850
  Interest paid through the issuance of warrants                            511,569            151,800                 --
  Change in operating assets & liabilities:
     Accounts receivable                                                         --                 --             (4,200)
     Prepaid expenses & other current assets                               (634,506)          (231,157)              (724)
     Other assets                                                           (66,392)           (24,238)                --
     Accounts payable and accrued liabilities                            11,084,040          1,587,466             30,477
     Unearned development fees                                                   --                 --           (107,172)
     Accrued compensation and benefits                                     (201,352)           341,223             18,833
     Deferred revenue                                                       176,700                 --                 --
                                                                       ------------       ------------       ------------
  Net cash used in operating activities                                 (14,832,026)        (7,735,286)          (531,637)
                                                                       ------------       ------------       ------------

Cash flows from investing activities:
  Proceeds from sale of property & equipment                                520,075                 --                 --
  Business acquisitions                                                    (164,096)                --                 --
  Purchase of property and equipment                                     (2,441,497)        (1,814,764)            (4,408)
  Product development costs                                             (11,567,717)        (3,897,036)           (10,968)
                                                                       ------------       ------------       ------------
      Net cash used in investing activities                             (13,653,235)        (5,711,800)           (15,376)
                                                                       ------------       ------------       ------------

Cash flows from financing activities:
  Issuance of common stock                                                       --            195,000            612,500
  Proceeds from exercises of stock options                                   90,725                 --                 --
  Issuance of redeemable convertible
    preferred stock, net of related expenses                              4,285,000         21,447,983                 --
  Purchase of treasury stock                                                   (317)                --                 --
  Proceeds from notes payable                                            14,500,000          2,366,000             50,000
  Payments on stockholder loans                                            (198,000)                --            (69,293)
  Payments on capital leases                                               (364,694)           (51,211)            (4,566)
                                                                       ------------       ------------       ------------
      Net cash provided by financing activities                          18,312,714         23,957,772            588,641
                                                                       ------------       ------------       ------------

Effect of exchange rate on cash                                              (7,369)                --                 --

Net change in cash                                                      (10,179,916)        10,510,686             41,628

Cash and cash equivalents, beginning of period                           10,553,021             42,335                707
                                                                       ------------       ------------       ------------

Cash and cash equivalents, end of period                               $    373,105       $ 10,553,021       $     42,335
                                                                       ============       ============       ============

See accompanying notes to consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          2000              1999            1998
                                                                       -----------      -----------      -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $    88,904      $    39,059      $     3,419
                                                                       ===========      ===========      ===========

  Net liabilities assumed in acquisition transaction                   $ 1,629,654      $        --      $        --
                                                                       ===========      ===========      ===========
Non-cash investing and financing:
  Equipment acquired through capital leases                            $   818,428      $   176,299      $    43,016
                                                                       ===========      ===========      ===========
  Warrant issued in exchange for product
    development costs                                                  $ 8,019,824      $        --      $        --
                                                                       ===========      ===========      ===========
Common stock and warrants issued in exchange for
    professional services                                              $        --      $ 1,525,143      $ 3,035,100
                                                                       ===========      ===========      ===========
Common stock issued for extinguishment of
    stockholder debt                                                   $        --      $        --      $    63,400
                                                                       ===========      ===========      ===========
Preferred stock issued for extinguishment of notes
    payable                                                            $        --      $ 2,366,000      $        --
                                                                       ===========      ===========      ===========

Warrants issued in connection with notes payable                       $   511,569      $   151,800      $        --
                                                                       ===========      ===========      ===========
Common stock transferred by principal stockholder for
    the benefit of the Company                                         $        --      $        --      $    62,375
                                                                       ===========      ===========      ===========

Common stock issued in reverse merger                                  $        --      $        --      $     2,500
                                                                       ===========      ===========      ===========
Common stock issued in connection with acquisition
    transactions                                                       $ 4,176,191      $ 1,126,150      $        --
                                                                       ===========      ===========      ===========
Issuance of Series C preferred stock in connection
  with acquisition transaction, net of stock subscription
  receivable                                                           $ 6,968,389      $        --      $        --
                                                                       ===========      ===========      ===========

Warrant issued in exchange for covenant not to compete                 $        --      $   525,270      $        --
                                                                       ===========      ===========      ===========
Preferred stock sold in exchange for note receivable                   $        --      $ 3,785,000      $        --
                                                                       ===========      ===========      ===========
Forgiveness of loan from affiliate                                     $        --      $        --      $    50,000
                                                                       ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS:

         World Commerce Online, Inc. and its consolidated subsidiaries (the "Company") is a provider of business-to-business e-commerce technology solutions providing Internet-based applications and services targeted to the global perishable products industries. The Company provides its customers with a license of or hosted access to the Company's secure Internet-based application suite. The Company was previously in the development stage. Development activities have ceased and planned principal operations have commenced. The Company generates revenues from its e-commerce business primarily in the form of software license fees, hosting subscription fees, and implementation fees from customization and integration services related to its software licensing and hosting arrangements.

         The Company has experienced operating losses since its inception. Additional operating losses are anticipated for the foreseeable future as the Company builds its revenue base while expanding its operations, sales and marketing activities and product technology development.

2.       LIQUIDITY:

         The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's planned operations have commenced, however, significant revenues have not been recorded. The Company has relied upon private placements of its stock and issuances of debt to generate funds to meet its operating needs. However, there are no assurances that such financing will be available when and as needed to satisfy current obligations. As such, substantial doubt exists as to whether the Company will continue as a going concern.

         As of March 16, 2001 cash generated from our operations and from prior sales of equity or issuance of debt has been insufficient to satisfy our liquidity requirements and our existing trade payables. Consequently, we are seeking to raise additional capital through the sale of equity securities or issuance of debt in the next 45 to 60 days. The issuance of additional equity securities may require an increase of our authorized shares of common stock which would require the approval of our shareholders as a result of a proxy vote. We cannot be certain that we will obtain shareholder approval. If we are unable to obtain additional financing, we will be required to significantly reduce our employee base and to reduce the scope of our planned technology or product development and sales and marketing efforts, which could adversely impact our business.

3.       CAPITAL TRANSACTIONS AND BASIS OF PRESENTATION:

         The Floral Foundation, Inc. was organized under the laws of the State of Florida on March 30, 1994 and changed its name to World Commerce Online, Inc. ("WCO") on July 22, 1996. In September 1998, Sunrise Express, Inc. ("Sunrise"), a Nevada public shell corporation, acquired all of the outstanding common stock of WCO in exchange for 7,020,000 shares of Sunrise stock. Since the stockholders of WCO received the majority voting interests in the combined company, the acquisition has been treated as a recapitalization of WCO with WCO as the acquiring enterprise for accounting and financial reporting purposes. The transaction was recorded as a reverse acquisition using the purchase method of accounting whereby equity of WCO was adjusted for the fair value of the acquired tangible net assets of Sunrise. The 2,500,000 shares of the common stock of Sunrise outstanding prior to the merger have been shown as an issuance in 1998 with no assigned value, given that there were no net tangible assets received. The historical financial statements prior to 1998 are those of WCO. Immediately following the acquisition of WCO, Sunrise changed its name to World Commerce Online, Inc., a Nevada corporation. Pro forma information is not presented since this combination is treated as an issuance of shares rather than a business combination.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of World Commerce Online, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Cash and Cash Equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at time of purchase to be cash equivalents.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Property and Equipment - Property and equipment, stated at cost, is comprised of computer hardware and office equipment. Gains and losses on disposition are recognized in the year of the disposal. Expenditures for maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated life of five years.

         Revenue Recognition - Revenue is recognized when earned. Transaction fee revenue represents a fee equal to a percentage of the transaction order value and is earned as transactions are conducted through the Company's global trading system. Advertising revenues are recognized in the period in which the advertisement is displayed. Implementation revenue is recognized as services are performed.

         Revenue Hosted Solutions is subscription based and is recognized ratably over the period that services are provided.

         In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", the Company recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company determines VSOE based on an established price list published by management having the relevant authority, which reflects the prices at which those elements are sold separately to third parties.

         Deferred revenue consists primarily of down payments made on products not yet delivered to customers.

         Product Development Costs - The Company's FreshPlex Technologies(TM) is an integrated suite of software applications. The overall functionality of the FreshPlex Technologies is delivered to customers by licensing arrangement or by a hosting agreement with subscription fees. The Company capitalizes costs incurred for the production of computer software that develops the functionality of the FreshPlex Technology(TM). Capitalized costs include direct labor, third party consulting costs and the cost of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software is ready for general release. Amortization, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenues estimates for the related software product, not to exceed three years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as impaired.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to the revenues, and when necessary, makes an appropriate adjustment to the net realizable value.

         Capitalized product development costs consist of the following:

                                                                        December 31,
                                                                  2000                1999
                                                              ------------        ------------
         Balance, beginning of year                           $  3,890,815        $     10,968
         Costs capitalized                                      19,519,200           3,897,036
         Costs amortized                                        (3,456,541)            (17,189)
         Impairment charges                                     (4,332,735)                 --
         Costs transferred to assets held for disposal          (1,771,492)                 --
                                                              ------------        ------------

         Balance, end of year                                 $ 13,849,247        $  3,890,815
                                                              ============        ============


         Included in product and technology development expense are research and development costs totaling approximately $7,492,000, $1,854,000 and $13,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

         Advertising Costs - Advertising costs are expensed as incurred. Advertising expenditures reflected in sales and marketing expense in the accompanying consolidated statements of operations amounted to approximately $379,000, $256,000, and $5,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

         Net Loss per Share - Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the diluted effect of common stock equivalents. Common stock equivalent shares consist of convertible preferred stock, stock options and warrants. For the years ended December 31, 2000 and 1999, the following shares were excluded from the calculation of net loss per share since their inclusion would be antidilutive:

                                                                                 December 31,
                                                                           2000                1999
                                                                        ----------          ----------
         Convertible preferred stock                                    10,168,000           9,000,000
         Options for common stock                                        3,006,000           2,814,000
         Options for preferred stock convertible into common stock              --             250,000
         Warrants for common stock                                       4,043,000           1,931,000
         Warrants for preferred stock convertible into common stock        110,000             110,000
                                                                        ----------          ----------

         Total antidulitive shares                                      17,327,000          14,105,000
                                                                        ==========          ==========


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
         - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the year ended December 31, 2000, the Company has recognized approximately $9,100,000 in impairment losses relative to the goodwill associated with the ProduceOnline acquisition.

         Foreign Currency - The financial transactions of subsidiaries located outside of the United States, are generally measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are in accumulated foreign currency translation adjustment, a separate component of stockholders' deficit. Income and expense items are translated at average monthly rates of exchange.

         Stock-Based Compensation - The Company accounts for employee stock-based compensation using the intrinsic value method. Stock-based compensation to non-employees is accounted for using the fair value method. The Company also provides disclosure of certain pro forma information as if the Company accounted for its employee stock-based compensation using the fair value method.

         When options are granted to employees, a non-cash charge representing the difference, if any, between the exercise price and the fair value of the common stock underlying the vested options on the date of grant is recorded as stock-based compensation expense and the balance is deferred and amortized over the remaining vesting period.

         Other Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement with the same prominence as the other financial statements. The Company's only item of other comprehensive income is foreign currency translation adjustment which has been reported separately within stockholders' deficit.

         Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, receivable from investors, accounts payable and accrued liabilities and capital lease obligation approximate their fair values at December 31, 2000 and 1999 due to the short maturities of these instruments. The fair value of the convertible preferred stock approximated the carrying value at December 31, 2000 and 1999.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements - In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," ("FIN 44"), which contains rules designed to clarify the application of APB No. 25. FIN 44 was effective on July 1, 2000. FIN 44 did not have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses gross versus net basis of reporting revenues for companies which operate Internet sites as well as the accounting for up-front fees. SAB 101 is effective for fiscal years beginning after December 15, 1999.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         The Company currently records revenues on a net basis with no revenues generated by activities that result in gross versus net issues. As of December 31, 2000, the Company did not charge any up front fees to customers. The Company believes that SAB 101 did not have a material impact on its financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not, to date, engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 will not have a material impact on financial reporting and related disclosures. The Company has adopted SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in the first quarter of fiscal year 2001.

         Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, and cash equivalents. The Company maintains the majority of its cash balances at one financial institution.

         Reclassification - Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current year presentation.

5.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

                                                                         December 31,
                                                                  2000                 1999
                                                              ------------         ------------
         Furniture, fixtures and computer hardware            $  4,519,332         $  2,630,061
         Furniture and equipment under capital lease             1,152,526              218,988
                                                              ------------         ------------
                                                                 5,671,858            2,849,049
         Less accumulated depreciation                          (1,460,825)            (262,121)
                                                              ------------         ------------
                                                              $  4,211,033         $  2,586,928
                                                              ============         ============

         Accumulated amortization on capital leases at December 31, 2000 and 1999 is approximately $364,000 and $44,000, respectively.

6.       ACQUISITION TRANSACTIONS:

         ProduceOnline.com, Inc.

         On August 4, 2000, the Company acquired ProduceOnline.com, Inc. ("POL"). The Company acquired the entire equity interest in the business for consideration that included 423,582 shares of common stock, 91,802 shares of Series C redeemable convertible preferred stock, convertible into 918,021 shares of Company common stock, and approximately $2,000,000 in assumed liabilities and transaction costs. In addition, the Company issued 351,219 shares of common stock to the founding stockholders and other stockholders of POL that are subject to a repurchase option in the event that stockholders terminate employment within 27 months following the acquisition. Also, the Company issued 21,739 shares of common stock to a customer that are subject to a repurchase option if the customer fails to achieve certain transaction volume milestones. The transaction has been accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $12,500,000 has been recorded as goodwill at the date of acquisition and is being amortized on a straight-line basis over 36 months. The 351,219 shares subject to the repurchase option are accounted for as contingent consideration and are recorded as additional cost of the acquisition at the fair value of the underlying stock on the date the repurchase option expires. As of December 31, 2000, approximately $299,000 has been recorded as additional cost of the acquisition related to the expiration of the repurchase option. Operations of POL from August 1, 2000 though December 31, 2000 are included in the accompanying consolidated statements of operations.

         Fresh Products Network B.V.

         On August 26, 1999, the Company acquired Fresh Products Network B.V. ("FPN"). The Company acquired the entire equity interest in the business for a purchase price of approximately $1,500,000 through the issuance of 100,000 shares of Company common stock, $336,000 in assumed liabilities, and contingent consideration of 100,000 shares of Company common stock. Delivery of contingent shares is dependent upon FPN achieving certain operational milestones by December 31, 2000. The contingency period has expired and no additional goodwill has been recorded relative to this contingency. The purchase method of accounting was followed in accounting for this transaction and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $1,190,000 has been recorded as goodwill and is being amortized on a straight-line basis over 60 months. Operations of FPN from September 1, 1999 through December 31, 2000, are included in the accompanying consolidated statements of operations.

         The following unaudited pro forma financial information presents the combined results of operations of the Company, POL and FPN, as if the acquisitions had occurred at January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma amounts do not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during the period and is not necessarily indicative of results that may be obtained in the future.

                                                                                   December 31,
                                                                  2000                 1999                  1998
                                                              ------------         ------------         -----------
                                                                                    (Unaudited)
         Revenue                                              $    215,000         $     47,000         $   (3,640)

         Net loss available to common stockholders            $(64,047,000)        $(47,062,000)        $   (3,878)

         Basic and diluted net loss per common share          $      (4.06)        $      (3.08)        $    (0.42)

7.       INTANGIBLE ASSETS:

         Intangible assets consist of goodwill related to the acquisition transactions discussed in Note 6 above and a covenant not to compete, totaling approximately $1,150,000 and $1,600,000 as of December 31, 2000 and 1999, respectively. As of December 31, 2000, additional goodwill of approximately $299,000 has been recorded relative to the contingent consideration associated with the POL acquisition. In the fourth quarter of 2000, the Company recorded an impairment charge of approximately $9,100,000 related to the write-down of goodwill associated with the POL acquisition. (See Note 8). In addition, $2,000,000 has been reclassified to assets held for disposal at December 31, 2000. As of December 31, 2000 and 1999, no additional goodwill had been recorded relative to the contingent consideration associated with the FPN acquisition.

         The amount of excess consideration paid over net asset value amortized was approximately $1,977,000 and $76,000 in 2000 and 1999, respectively. Accumulated amortization of goodwill at December 31, 2000 and 1999 is approximately $294,000 and $76,000, respectively.

         The Company granted a warrant representing the right to purchase 100,000 shares of common stock to a consultant of the Company in exchange for a covenant not to compete valued at $525,270 based on the fair value of the warrants on the date of grant as calculated using a Black Scholes option pricing model. The covenant not to compete is being amortized over the three-year term of the agreement. Amortization expense related to the covenant not to compete was approximately $175,000 and $44,000 in 2000 and 1999, respectively, and is included in sales and marketing expense in the consolidated statements of operations. Accumulated amortization of the covenant not to compete at December 31, 2000 and 1999 is approximately $219,000 and $44,000, respectively.

8.       IMPAIRMENT CHARGES:

         On November 19, 2000, as a result of the adoption of a new strategic direction, the Company decided to sell its global exchange technology. Accordingly, the Company adjusted the carrying value of the assets associated with this activity, primarily goodwill, to their estimated fair value of $3,170,000 by recording an impairment charge of approximately $9,100,000 ($0.58 per basic and diluted share). The estimated fair value was based on the anticipated future selling price less costs to sell. Management believes it has the ability to sell these assets during fiscal year 2001.

         Also in the fourth quarter of 2000, the Company recorded an impairment charge of approximately $4,300,000 ($0.27 per basic and diluted share) for capitalized product development costs deemed to have no future economic value as a result of changes in technology.

9.       NOTES PAYABLE:

         From August to December 2000, the Company entered into several secured loan agreements with Interprise Technology Partners, L.P., ("ITP") a stockholder of the Company, in the aggregate amount of $10,250,000. In connection with these notes payable, the Company granted warrants, as amended, representing the right to purchase up to an aggregate of 1,950,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of $1.00 or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of $1.00 or the price per share of common stock issued in the Common Stock Qualified Investment. The exercise price of the shares underlying the warrants may be paid in cash or by cashless exercise. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants was calculated at the date of grant based on a Black Scholes option pricing model and approximately $346,000 has been recorded as interest expense during the year ended December 31, 2000. In February 2001, the warrants were amended to change the exercise price to $1.00 per share which resulted in an increase in the number of shares granted. Also, in February 2001, the notes were amended to change the maturity date to April 12, 2001.

         These transactions with ITP are summarized as follows:

                  Loan Date              Loan Amount      Interest Rate         Maturity Date
              ---------------            -----------      -------------       -----------------
              August 14, 2000            $ 5,000,000           10%            April 12, 2001
              October 2, 2000            $ 1,000,000           10%            April 12, 2001
              November 9, 2000           $   500,000           10%            April 12, 2001
              December 5, 2000           $   500,000           10%            April 12, 2001
              December 20, 2000          $   500,000           10%            April 12, 2001
              December 28, 2000          $ 2,750,000           10%            April 12, 2001
                                         -----------
              Total                      $10,250,000
                                         ===========

         From October through December 2000, the Company entered into several secured loan agreements with individual investors of the Company, in the aggregate amount of $4,250,000. In connection with these notes payable, the Company granted warrants representing the right to purchase common stock. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of common stock issued in the Common Stock Qualified Investment. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants was calculated at the date of grant based on a Black Scholes option pricing model and approximately $166,000 has been recorded as interest expense during the year ended December 31, 2000. In February 2001, the notes were amended to change the maturity date to April 12, 2001. These transactions are summarized as follows:


                                                                       Exercise      Shares       Fair Value of
                          Loan      Interest                           Price at    Granted at       Warrant at
  Loan Date              Amount       Rate        Maturity Date        Issuance     Issuance         Issuance
- ---------------        ----------   --------    -----------------      --------    ----------     -------------
October 5, 2000        $  500,000      10%      April 12, 2001         $   6.75      14,815          $ 36,000
October 12, 2000       $1,000,000      10%      April 12, 2001         $   6.75      29,630          $ 57,000
November 14, 2000      $1,000,000      10%      April 12, 2001         $   5.00      30,000          $ 37,000
November 24, 2000      $  250,000      10%      April 12, 2001         $   5.00      10,000          $  9,000
December 6, 2000       $1,000,000      10%      April 12, 2001         $   5.00      40,000          $ 12,000
December 15, 2000      $  500,000      10%      April 12, 2001         $   5.00      20,000          $ 15,000
                       ----------                                                   -------          --------
Total                  $4,250,000                                                   144,445          $166,000
                       ==========                                                   =======          ========

10.      LEASES:

         The Company has operating lease agreements primarily involving its office facilities. The Company has various equipment under capital lease agreements. Commitments for minimum rentals under non-cancelable leases at December 31, 2000 are as follows:

                                                                       Operating            Capital
                                                                         Leases             Leases
                                                                      -----------         ----------
               2001                                                   $   954,327         $  405,961
               2002                                                       480,710            315,390
               2003                                                       184,755             47,481
               2004                                                       101,992              4,341
               2005                                                       101,992


               Total minimum payments                                 $ 1,823,776            773,173
                                                                      ===========
               Less amount representing interest
                 at approximately 14%                                                       (111,643)
                                                                                          ----------
               Present value of minimum lease payment                                        661,530
               Less current portion                                                         (329,103)
                                                                                          ----------

               Long-term capital lease obligation                                         $  332,427
                                                                                          ==========

         Rent expense was $641,000, $301,000, and $46,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

11.      STOCK OPTION PLAN:

         The World Commerce Online, Inc. 1999 Stock Option Plan (the "Plan") was adopted by the Company's stockholders in October 1999. In October
         2000, the Company's Board of Directors approved an amendment to the Plan to increase the number of shares of common stock available for grant to 5 million from 3 million. This amendment is subject to stockholder approval at the next stockholder meeting. As amended, the Plan permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries: (i) incentive stock options ("ISOs") and (ii) nonqualified stock options ("NSOs"). The Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of December 31, 2000, the grants that had been made under the Plan were NSOs and ISOs.

         The exercise price, term, and vesting schedule for options granted under the Plan are set by the Compensation Committee, subject to certain limitations. Under the Plan, the exercise price of an ISO may not be less than the fair market value of the shares of common stock at the date of grant (110% if the ISO is granted to a greater than 10% stockholder), and the term of an option may not exceed 10 years (5 years if an ISO is granted to a greater than 10% stockholder). Unless otherwise specified by the Compensation Committee, options become 25% vested after 12 months from the date of grant and thereafter vest pro rata in arrears over 48 months. Options generally terminate 3 months after the termination of the option holder's employment unless terminated for cause.

         For the year ended December 31, 2000 and 1999, the Company recognized approximately $2,000,000 and $1,600,000 of stock-based compensation expense related to options and expects to recognize approximately $2,800,000 over the remaining vesting period of the options.

         In connection with its acquisition of POL, the Company exchanged POL options for Company options at a conversion ratio of 12.88:1. The exchanged options have certain terms that require variable plan accounting. Compensation expense/benefit for these options is recorded based on the difference between the exercise price and the current market value of the Company's stock at the end of each period.

         The following table summarizes the status of the Company's Stock Option
Plan:


                                                                                              Weighted Average
                                                                                  Shares       Exercise Price
                                                                                ---------     ----------------
         Balance at December 31, 1998                                                  --             --
         Granted                                                                2,813,800          $3.76
         Exercised                                                                     --             --
         Forfeited/cancelled                                                           --             --
                                                                                ---------
         Balance at December 31, 1999                                           2,813,800          $3.76
         Granted and exchanged                                                    824,975          $8.43
         Exercised                                                                (41,750)         $2.17
         Forfeited/cancelled                                                     (591,387)         $6.13
                                                                                ---------
         Balance at December 31, 2000                                           3,005,638          $4.12
                                                                                =========
         Weighted average fair value of options granted during the year                            $4.55

         The following table summarizes the status of the Plan for options outstanding at December 31, 2000:


                                          Options Outstanding                       Options Exercisable
                             --------------------------------------------        ------------------------
                                            Weighted Average     Weighted                        Weighted
                                                Remaining         Average                        Average
            Range of            Total       Contractual Life     Exercise          Shares        Exercise
         Exercise Prices     Outstanding         (Years)           Price         Exercisable      Price
         ---------------     -----------    -----------------    --------        -----------     --------
         $ 2.00               1,587,176             9            $  2.00           717,500        $ 2.00
         $ 4.12 - $5.94         563,086             9            $  5.48           157,282        $ 5.46
         $ 7.13 - $8.00         772,376             9            $  7.91           283,788        $ 7.94
         $ 9.00 - $11.00         38,000             9            $  9.17             8,400        $ 9.00
         $22.13 - $25.50         45,000             9            $ 24.29                --        $   --
                             -----------                                         ---------

             Total            3,005,638                          $  4.12         1,166,970        $ 3.96


         Included in the preceding table are 1,587,176 stock options with a weighted average exercise price of $2.00 and a weighted average remaining contractual life of 9 years. The exercise price of such stock options was less than the grant date fair value of the underlying common stock.

         Also included in the preceding table are 554,376 stock options with a weighted average exercise price of $8.00 and a weighted average remaining contractual life of 9 years. The exercise price of such options was greater than the grant date fair value of the underlying common stock.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Plan been accounted for based on the fair value at the grant date, consistent with provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts below:


                                                                      Year Ended December 31,
                                                                  ------------------------------
(in thousands except share data)                                     2000                 1999
- --------------------------------                                  ----------          ----------
Net loss available to common stockholders -- as reported          $ (55,800)          $ (40,751)
Net loss available to common stockholders -- pro forma            $ (56,464)          $ (41,721)
Net loss per share -- as reported                                 $   (3.53)          $   (2.67)
Net loss per share -- pro forma                                   $   (3.58)          $   (2.73)


         The effects of applying SFAS No. 123 for the presentation of pro forma disclosures are not necessarily indicative of the effects on reported net income for future years.

         The fair value of options granted were estimated using the Black-Scholes option pricing model as of the date of grant with the following assumptions:

                                            Year Ended December 31,
                                            -----------------------
                                             2000              1999
                                            ------             ----
         Expected dividend yield              0.0%             0.0%
         Risk-free interest rate              4.5%             6.5%
         Expected volatility                 80.0%            80.0%
         Expected life (in years)               3                4


12.      EQUITY TRANSACTIONS:

         The authorized capital stock of the Company consists of (i) 90,000,000 shares of voting common stock ("Common Stock") authorized for issuance with a par value of $0.001 and (ii) 10,000,000 shares of preferred stock with a par value of $0.001, of which 4,250,000 are designated as Series A redeemable convertible preferred stock ("Series A"), 5,110,000 shares are designated as Series B redeemable convertible preferred stock ("Series B") 91,802 are designated as Series C redeemable convertible preferred stock ("Series C").

         Common Stock

         The common shares authorized, issued and outstanding have been retroactively restated for the reverse acquisition discussed in Note 3. In July 2000, the Company executed lock-up agreements with holders of more than 90% of its outstanding shares of common stock that are eligible for public resale under Rule 144 of the Securities Act of 1933, as amended, after July 13, 2000. The lock-up agreements expire on June 30, 2001, or the effective date of a public offering of our common stock, whichever occurs first.

         Warrants

         In March 2000, the Company granted to a consultant of the Company two warrants representing the right to purchase 155,000 and 95,000, shares, respectively, of common stock at an exercise price of $18 per share. The warrant representing 155,000 shares vested immediately with 40,000 shares of the second warrant vesting on June 30, 2000 and 55,000 shares vesting on September 30, 2000 provided that the existing consulting agreement remains in effect on those dates. The estimated fair value of these warrants based on a Black Scholes option pricing model is approximately $1,595,000 and $977,000, respectively, of which approximately $1,487,000 was recorded as product and technology development expense during the year ended December 31, 2000. In June 2000, the Company modified this warrant by changing the exercise price from $18 to $7 a share. This modification resulted in additional consulting expense of approximately $318,000.

         In April 2000, the Company entered into a software license agreement ("Agreement") with i2 Technologies, Inc., ("i2") a provider of supply chain management and logistics software. As consideration for acquiring the software license the Company granted to i2 a warrant representing the right to purchase 1,250,000 shares of common stock at an exercise price of $7.00 a share. The warrant vested immediately and had a fair value of approximately $8,000,000 based on a Black Scholes option pricing model. The value of the warrant was capitalized as the cost of acquiring the licensed software and will be amortized over three years, the initial term of the license and is included in product development costs in the accompanying consolidated balance sheets.


         In January 1999, the Company granted to a director of the Company a warrant representing the right to purchase 100,000 shares of common stock at an exercise price of $2 per share. The estimated fair value of the warrant based upon the intrinsic value method equaled $212,000 and was recorded as general and administrative expense during the year ended December 31, 1999.

         In addition, the Company granted to a company controlled by the director two warrants each representing the right to purchase 50,000 shares of its common stock at exercise prices of $12 and $10 per share, respectively. The warrants vested immediately upon issuance and expire on January 14, 2009. The estimated fair values of the warrants based on a Black Scholes option pricing model were $18,700 and $12,900, respectively. These amounts were recorded as general and administrative expense during the year ended December 31, 1999.

         In April 1999, the Company granted to a consultant of the Company a warrant representing the right to purchase 250,000 shares of common stock at an exercise price of $12.38 per share. The warrant vested immediately. The estimated fair value of this warrant based on a Black Scholes option pricing model was $277,000 and was recorded as sales and marketing expense during the year ended December 31, 1999.

         In August 1999, the Company granted to a former owner of FPN, an employee of the Company as of the acquisition date, a warrant representing the right to purchase 100,000 shares of common stock at an exercise price of $11.50 per share. The warrant vests 25% a year over a four-year period beginning January 1, 2000. The estimated fair value of the warrant based on a Black Scholes option pricing model was $724,000 which will be amortized as sales and marketing expense over the vesting period. The Company recognized approximately $181,000 and $60,000, respectively in sales and marketing expense related to this warrant during the years ended December 31, 2000 and 1999.

         In September 1999, the Company granted to an employee, for past employment services, warrants to purchase a total of 100,000 shares of common stock. Each warrant represents the right to purchase 50,000 shares at exercise prices of $2 and $8 per share. The warrants vested on January 1, 2000 and August 1, 2000, respectively, and expire on December 31, 2004 and July 29, 2005, respectively. The estimated fair value of the warrants based upon the intrinsic value method equaled $291,000 and was recorded in general and administrative expense during the year ended December 31, 1999.

         In October 1999, the Company entered into an agreement with a consultant of the Company to exclusively promote the Company's products to its affiliated network, a cooperative of large retail florists throughout the United States. In connection with the promotional exclusivity of this agreement, the Company granted a warrant representing the right to purchase 250,000 shares of common stock at an exercise price of $8 per share. The warrant vests quarterly over a three-year period beginning on October 1, 1999. The estimated fair value of the warrant totaled $525,000 and was recorded as a covenant not to compete and is included in intangible assets (Note 7) in the accompanying consolidated balance sheets at December 31, 2000 and 1999.

         Also, in October 1999, the Company granted to its outside legal counsel two warrants each representing the right to purchase 30,000 shares and 1,000 shares of common stock, respectively, at $8 per share. The warrants vested immediately and expire on October 17, 2009 and October 18, 2004, respectively. The estimated fair value of the warrants based on a Black Scholes option pricing model was $34,000 which was recorded as professional fees within general and administrative expenses during the year ended December 31, 1999.

         In December 1999, the Company granted to Dole Fresh Flowers, a division of Dole Food Company, a warrant representing the right to purchase 1,000,000 shares of common stock at $7.50 per share. The warrant vests over a two-year period beginning January 1, 2000 with 58,333 shares vesting monthly during the first year (700,000 total shares) and 25,000 vesting monthly during the second year (300,000 total shares). The estimated fair value of the warrant based on a Black Scholes option pricing model was $5,170,000 which will be amortized as sales and marketing expense over the vesting period. The Company recognized approximately $3,614,000 in sales and marketing expense related to this warrant during the year ended December 31, 2000.

         No warrants have been exercised as of December 31, 2000.

13.      REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In March 2000, an investor of the Company exercised its option to purchase 250,000 shares of Series A at $2.00 per share. Because on the date of issuance of such shares, the estimated fair market value of the Company's common stock exceeded the conversion price, the Company has treated as a preferred stock dividend an amount of $500,000 related to this transaction.

         In August 2000 in connection with the acquisition of POL, the Company issued 91,802 shares of Series C. The fair value at the date of issuance was approximately $7,000,000, net of a stock subscription receivable in the amount of approximately $400,000.

         The holders of Series C are entitled, except in the election of directors, to participate in the voting on all matters that are decided by a stockholder vote. The holders of Series C are not as a matter of right entitled to be paid or receive dividends or distributions. Series C is convertible into common stock at any time at the holder's option, at the then applicable conversion rate (1 share of Series C for 10 shares of common stock at the date of issuance) adjusted for certain events including the issuance of common stock for consideration of less than $4.00 per share. Series C is redeemable for cash at the holder's option beginning June 30, 2003. Upon liquidation, holders of Series C preferred stock are entitled to receive, out of funds then generally available, $64.40 per share, plus any declared and unpaid dividends, thereon. In addition to and after payment in full of all other amounts payable to the holders of Series C, the holders of Series C will be entitled to share in remaining available funds on an as if converted basis with the holders of common stock.

         In March 1999, the Company sold 4,000,000 shares of Series A at $2.00 per share to investors for total proceeds of $7,978,211 (net of offering costs of $21,789) and an option to purchase an additional 250,000 shares exercisable at any time over the next 5 years. This option was exercised in March 2000.

         The holders of Series A are allowed to elect one member to the board of directors as a group and participate in the voting on all matters which are decided by a stockholder vote. The holders of Series A are not as a matter of right entitled to be paid or receive dividends or distributions. Series A is convertible at any time at the holder's option, at the then applicable conversion rate (1-1 at the date of issuance) adjusted for certain events including the issuance of common stock for consideration of less than the conversion price then in effect. Series A is redeemable for cash at the holder's option beginning April 1, 2001. Upon liquidation, holders of Series A preferred stock are entitled to receive, out of funds then generally available, $2.00 per share, plus any declared and unpaid dividends, thereon. In addition to and after payment in full of all other amounts payable to the holders of Series A, the holders of Series A will be entitled to share in remaining available funds on an as if converted basis with the holders of common stock. Because on the date of issuance of such shares, the estimated fair market value of the Company's common stock exceeded the conversion price, the Company has treated as a preferred stock dividend an amount of $8,000,000 related to these transactions.

         In December 1999, the Company sold 5,000,000 shares of Series B at $4.00 per share to investors for total proceeds of $17,254,772 (net of loan conversion of $2,366,000 and offering costs of $379,228) which included a receivable in the amount of $3,785,000 that was collected subsequent to December 31, 1999. In addition, the Company issued a warrant to purchase 110,000 shares of Series B convertible preferred stock at an exercise price of $4 per share which expires on October 31, 2004. The Company recognized $151,800 in interest expense related to the assigned value of this warrant during the year ended December 31, 1999.

         The holders of Series B are allowed to elect one member to the board of directors as a group and participate in the voting on all matters which are decided by a stockholder vote. The holders of Series B are not as a matter of right entitled to be paid or receive dividends or distributions. Series B is convertible at any time at the holder's option, at the then applicable conversion rate (1-1 at the date of issuance), adjusted for certain events including the issuance of common stock for consideration of less than the conversion price then in effect. Series B is redeemable for cash beginning April 1, 2001. Upon liquidation, holders of Series A and Series B preferred stock are entitled to receive, out of funds then generally available, $4.00 per share, plus any declared and unpaid dividends, thereon. In addition to and after payment in full of all other amounts payable to the holders of Series B, the holders of Series B will be entitled to share in remaining available funds on an as if converted basis with the holders of common stock. Because on the date of issuance of such shares, the estimated fair market value of the Company's common stock exceeded the conversion price, the Company has treated as a preferred stock dividend an amount of $20,000,000 related to these transactions.

14.      INCOME TAXES:

         The components of the Company's net deferred tax asset and the tax effects of the temporary differences giving rise to the Company's deferred tax asset are as follows as of December 31, 2000 and 1999:

                                                      December 31, 2000        December 31, 1999
                                                      -----------------        -----------------
         Noncurrent deferred tax assets:
           Net operating loss                           $ 12,728,415              $ 3,263,250
           Deferred compensation                                  --                  911,306
           Fixed assets                                      244,421                  (28,313)
           Accrued expenses                                5,467,938                  970,188
                                                        ------------              -----------

         Noncurrent deferred tax asset                    18,440,774                5,116,431
         Valuation allowance                             (18,440,774)              (5,116,431)
                                                        ------------              -----------
           Net deferred tax                             $         --              $        --
                                                         ===========              ===========

         Any tax benefits for the years ended December 31, 2000, 1999 and 1998 computed based on statutory federal and state rates are completely offset by valuation allowances established since realization of the deferred tax benefits are not considered more likely than not.

         As of December 31, 2000, the Company had a net operating loss of approximately $32,200,000 available to reduce future federal income taxes. This net operating loss carryforward will begin to expire in 2009 and is subject to limitation in any given year in the event of certain changes in ownership.

         The following table accounts for the difference between the actual tax provision and amounts obtained by applying the statutory U.S. federal income tax rate of 34% to the income before income taxes:

                                                    December 31,         December 31,         December 31,
                                                       2000                  1999                 1998
                                                    ------------        -------------        -------------
          Statutory provision                       $(18,802,158)       $(4,423,133)         $(1,256,606)
          State taxes net of federal benefit          (1,687,236)          (379,126)            (107,709)
          Nondeductible expenses and
            other expenses                             7,165,051            623,190              853,582
                                                    ------------        -----------          -----------

                                                     (13,324,343)        (4,179,069)            (510,733)
          Change in valuation allowance               13,324,393          4,179,069              510,733
                                                    ------------        -----------          -----------
                                                    $         --        $        --          $        --
                                                    ============        ===========          ===========

15.      RELATED-PARTY TRANSACTIONS:

         From August to December 2000, the Company entered into several secured loan agreements with Interprise Technology Partners, L.P., a stockholder of the Company, in the aggregate amount of $10,250,000. In connection with these notes payable, the Company granted warrants, as amended, representing the right to purchase up to an aggregate of 1,950,000 shares of common stock at an exercise price of $1.00 per share. (See Note 9).

         In January 1999, the Company entered into a two-year agreement with a company controlled by a director to receive financial and investment banking services. In connection with this agreement the Company issued two warrants each representing the right to purchase 50,000 shares of our common stock at exercise prices of $12 and $10 per share, respectively. The estimated fair values of the warrants at the date of issuance based on a Black Scholes option pricing model were $18,700 and $12,900, respectively. These amounts were recorded as general and administrative expense during the year ended December 31, 1999. In addition, the Company issued to the director personally, a warrant representing the right to purchase 100,000 shares of common stock at an exercise price of $2. The estimated fair value of this warrant at the date of issuance based on the intrinsic value method was $212,000. During the year ended December 31, 2000, the Company paid $175,000 in consulting fees relative to this agreement.

         In October 1999, the Company issued 25,000 shares of common stock to the Company's Chief Financial Officer in connection with the start of his employment with the Company.

         In 1996, the Company entered into a five year exclusive agreement with Hortimarc B.V., a consulting business owned by the Company's Executive Vice President for Europe as of October 1999, for the development of marketing and sales initiatives in the European market. The contract provided for compensation to Hortimarc based upon time and materials billed. This agreement was terminated upon the execution of an employment agreement with the executive. However, the Company continued to utilize limited services of Hortimarc for which the Company incurs costs for time and materials. In 2000 and 1999, the Company remitted approximately $243,300 and $98,300, respectively, to Hortimarc under the aforementioned agreement and for activities conducted after the termination of such agreement. As of March 23, 2001, the Company had terminated its relationship with Hortimarc.

         The Company has had various transactions with the Company's founder, a primary stockholder and a member of the board of directors. Amounts were paid to the Company's founder for consulting fees in the amount of $41,844 during 1998. Additionally, the Company's founder received common shares in exchange for services valued at $56,250 (25,000 shares) in 1998. In 1998, the Company's founder transferred 124,750 shares of common stock valued at $62,375 to individuals in payment of services provided to the Company.

         The Company provided various Internet site development services to a company affiliated through common ownership. Amounts paid by the affiliate to the Company during 1998 were $292,406. The amounts paid were based on development time incurred at pre-established rates and related expenses.

16.      COMMITMENTS AND CONTINGENCIES:

         On April 29, 2000, the Company entered into a software license agreement ("Agreement") with i2 Technologies, Inc. ("i2"). As part of the Agreement, the Company agreed to pay i2 a royalty fee equal to 5% of gross revenues with minimum royalty payments of $500,000, $750,000 and $1,000,000, respectively, in each of the three successive years after the launch date of the software which was completed in September 2000. In addition, the Company has entered into a three-year joint marketing agreement that requires the development of a joint marketing plan between the companies to facilitate the Company's "go to market" strategy. As payment for their marketing efforts, i2 will receive a finder's fee for customer leads it provides to the Company. The finder's fee is equal to 50% of the fees received from a customer for use of the Company's solutions, less specific deductions as outlined in the Agreement.

         On December 29, 2000 we entered into an application service provider agreement (The "ASP Agreement") and a public market place license agreement with 12 technologies. As part of these agreements we agreed to pay i2 2.5 million and $0.5 million, respectively and annual maintenance fees of $0.3 million and $0.07 million, respectively. The ASP agreement also provides that we pay i2 technologies a sublicense revenue sharing fee equal to 70% of the end user fees collected from our customers related to the i2 technologies applications utilized by our customer.

         In December 1999, the Company entered into an agreement with eCredit.com to integrate their Internet-based financial services product into Floraplex(TM) for the Americas market segment for the grower to wholesaler transactions providing Internet-based sourcing of financial payment and credit services. The three-year agreement is contingent upon the identification and selection of financial partners acceptable to the Company to facilitate the payment system. As of December 31, 2000, eCredit.com had not identified and selected a financial partner that was accepted by the Company. Upon selection of financial partners acceptable to the Company and satisfaction of the implementation requirements, the Company is committed to specified transaction levels in each of the three years beginning with fiscal year 2000 at agreed-upon pricing levels. The minimum commitment relative to fees per payment transactions processed in an annual period is approximately $150,000 in 2000, $240,000 in 2001, and $650,000 in
         2002.

         In August 1999, in connection with the acquisition of FPN, the Company entered into a four year consulting agreement with a business owned by the former owner of FPN providing for the performance of advisory services to us on matters pertaining to sales and product marketing for Europe, Africa and the Middle East. The agreement provides annual compensation of $210,000, and annual incentive compensation of approximately $220,000 payable quarterly based upon achievement of agreed-upon levels of transaction volume.

         The Company is, from time to time, party to certain litigation that relates to matters arising in the ordinary course of business. Management believes that such litigation is not expected to have a material impact on the financial position or results of operations of the Company.

17.      BUSINESS SEGMENT INFORMATION:

         As of and for the years presented, the Company has primarily operated in one business segment, providing e-commerce business solutions to the perishable products industries. During the years ended December 31, 2000 and 1999, the Company derived approximately $80,000 and $21,000 respectively, in revenues in the United States and approximately $132,000 and $22,000, respectively, in revenues in Holland. For the years ended December 31, 2000 and 1999, the Company had three customers and two customers, respectively that exceeded 10% of total revenues. At December 31, 2000 and 1999, the Company held approximately $3,100,000 and $661,000 of its total assets in Holland.

18.      SUBSEQUENT EVENTS:

         From January through March 2001, the Company entered into several secured loan agreements with individual investors of the Company, in the aggregate amount of $2,625,000. The loans are secured by a pledge of all Company assets. In connection with these notes payable, the Company granted warrants representing the right to purchase common stock. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of common stock issued in the Common Stock Qualified Investment. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants at issuance was calculated at the date of grant based on a Black Scholes option pricing model and will be recorded as interest expense during 2001. These transactions are summarized as follows:

                                                                             Exercise     Shares     Fair Value of
                              Loan        Interest                           Price at   Granted at     Warrant at
         Loan Date           Amount         Rate          Maturity Date      Issuance    Issuance      Issuance
     ---------------       ----------     --------      -----------------    --------   ----------   -------------
     January 4, 2001       $  500,000       10%         April 12, 2001         $5.00      20,000       $ 3,400
     January 16, 2001      $1,000,000       10%         April 12, 2001         $5.00      20,000       $ 2,900
     January 16, 2001      $  250,000       10%         April 12, 2001         $5.00      10,000       $ 5,000
     January 17, 2001      $  125,000       10%         April 12, 2001         $5.00       5,000       $ 1,700
     January 18, 2001      $  100,000       10%         April 12, 2001         $5.00       4,000       $ 2,000
     January 18, 2001      $   50,000       10%         April 12, 2001         $5.00       2,000       $ 1,000
     March 1, 2001         $   50,000       10%         April 12, 2001         $1.00      10,000       $ 5,000
     March 1, 2001         $   50,000       10%         April 12, 2001         $1.00      10,000       $ 5,000
     March 1, 2001         $   50,000       10%         April 12, 2001         $1.00      10,000       $ 5,000
     March 15, 2001        $   50,000       10%         April 12, 2001         $1.00      10,000       $ 2,500
     March 15, 2001        $  100,000       10%         April 12, 2001         $1.00      20,000       $ 5,000
     March 15, 2001        $  100,000       10%         April 12, 2001         $1.00      20,000       $ 5,000
     March 15, 2001        $   50,000       10%         April 12, 2001         $1.00      10,000       $ 2,500
     March 16, 2001        $  100,000       10%         April 12, 2001         $1.00      20,000       $ 5,000
     March 22, 2001        $   50,000       10%         April 12, 2001         $1.00      10,000       $ 1,600
                           ----------                                                    -------       -------
     Total                 $2,625,000                                                    181,000       $52,600
                           ==========                                                    =======       =======

         From January to March 2001, the Company entered into several secured loan agreements with ITP, a stockholder of the Company, in the aggregate amount of $1,400,000. In connection with these notes payable, the Company granted warrants representing the right to purchase up to an aggregate of 280,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of $1.00 or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of $1.00 or the price per share of common stock issued in the Common Stock Qualified Investment. The exercise price of the shares underlying the warrants may be paid in cash or by cashless exercise. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants at issuance was calculated at the date of grant based on a Black Scholes option pricing model and approximately $442,000 will be recorded as interest expense during 2001. These transactions are summarized as follows:

                 Loan Date               Loan Amount     Interest Rate      Maturity Date
              ---------------            -----------     -------------      -------------
              January 3, 2001             $  450,000         10%            April 12, 2001
              January 30, 2001            $  500,000         10%            April 12, 2001
              February 15, 2001           $  400,000         10%            April 12, 2001
              March 1, 2001               $   50,000         10%            April 12, 2001
                                          ----------
              Total                       $1,400,000
                                          ==========

         In March 2001, the Company announced its intention to sell the global exchange businesses. The actions included an overall workforce reduction primarily representing the elimination of resources dedicated to the global exchange businesses as well as non-technical positions in the U.S. and Europe.

19.      QUARTERLY INFORMATION (UNAUDITED):

                                                                                    Quarter Ended
                                                         ----------------------------------------------------------------
                                                         December 31,       September 30,      June 30,         March 31,
                                                         ------------       -------------      --------         ---------
                                                                   (Amounts in thousands, except per share data)
      2000
      Total revenues                                       $     66           $     48         $     47         $     51
      Net loss                                              (28,140)           (10,423)          (8,651)          (8,086)
      Net loss available to common stockholders             (28,140)           (10,423)          (8,651)          (8,586)
      Basic and diluted net loss per common
         share                                             $  (1.73)          $  (0.65)        $  (0.56)        $  (0.56)

      1999
      Total revenues                                       $     27           $     16         $     --         $     --
      Net loss                                               (6,506)            (3,796)          (1,762)            (686)
      Net loss available to common stockholders             (26,506)            (3,796)          (1,762)          (8,686)
      Basic and diluted net loss per common share
                                                           $  (1.72)          $  (0.25)        $  (0.12)        $  (0.57)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WORLD COMMERCE ONLINE, INC.
                                    (Registrant)


Date: April 2, 2001                 /s/ Joseph H. Dugan
                                    ---------------------------------
                                    Joseph H. Dugan
                                    Chief Executive Officer and
                                    President



                                    /s/ Mark E. Patten
                                    ---------------------------------
                                    Mark E. Patten
                                    Chief Financial Officer and
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER    DESCRIPTION OF EXHIBIT
         ------   ------------------------------------------------------------
          4.1     Warrant in favor of Interprise Technology Partners LP, dated
                  October 2, 2000.

          4.2     Warrant in favor of Drax Holdings, LP, dated October 5, 2000.

          4.3     Warrant in favor of Vizcaya Investments Inc., dated October
                  12, 2000.

          4.4     Warrant in favor of Interprise Technology Partners LP, dated
                  November 9, 2000.

          4.5     Warrant in favor of DC Investment Partners, dated November 14,
                  2000.

          4.6     Warrant in favor of Martin D. Krall, dated November 24, 2000.

          4.7     Warrant in favor of Interprise Technology Partners LP, dated
                  December 5, 2000.

          4.8     Warrant in favor of Fred Drasner, dated December 6, 2000.

          4.9     Warrant in favor of Marne Obernauer, Jr., dated December 15,
                  2000.

          4.10    Warrant in favor of Interprise Technology Partners LP, dated
                  December 20, 2000.

          4.11    Warrant in favor of Interprise Technology Partners LP, dated
                  December 28, 2000.

          10.1    Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Interprise Technology Partners LP, dated October 2,
                  2000.

          10.2    Senior Secured Promissory Note in favor of Interprise
                  Technology Partners LP, dated October 2, 2000.

          10.3    Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Drax Holdings, LP, dated October 5, 2000.

          10.4 Senior Secured Promissory Note in favor of Drax Holdings, LP, dated October 5, 2000.

          10.5    Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Vizcaya Investments, Inc., dated October 12, 2000.

          10.6    Senior Secured Promissory Note in favor of Vizcaya
                  Investments, Inc., dated October 12, 2000.

          10.7    Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Interprise Technology Partners LP, dated November 9,
                  2000.

          10.8    Senior Secured Promissory Note in favor of Interprise
                  Technology Partners LP, dated November 9, 2000.

          10.9    Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and DC Investment Partners, dated November 14, 2000.

          10.10   Senior Secured Promissory Note in favor of DC Investment
                  Partners, dated November 14, 2000.

         EXHIBIT
         NUMBER    DESCRIPTION OF EXHIBIT
         ------   ------------------------------------------------------------
          10.11   Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Martin D. Krall, dated November 24, 2000.

          10.12 Senior Secured Promissory Note in favor of Martin D. Krall, dated November 24, 2000.

          10.13   Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Interprise Technology Partners LP, dated December 5,
                  2000.

          10.14   Senior Secured Promissory Note in favor of Interprise
                  Technology Partners LP, dated December 5, 2000.

          10.15   Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Fred Drasner, dated December 6, 2000.

          10.16   Senior Secured Promissory Note in favor of Fred Drasner, dated
                  December 6, 2000.

          10.17   Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Marne Obernauer, Jr., dated December 15, 2000.

          10.18   Senior Secured Promissory Note in favor of Marne Obernauer,
                  Jr., dated December 15, 2000.

          10.19   Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Interprise Technology Partners LP, dated December 20,
                  2000.

          10.20   Senior Secured Promissory Note in favor of Interprise
                  Technology Partners LP, dated December 20, 2000.

          10.21   Loan and Pledge Agreement by and among World Commerce Online,
                  Inc and Interprise Technology Partners LP, dated December 28,
                  2000.

          10.22   Senior Secured Promissory Note in favor of Interprise
                  Technology Partners LP, dated December 28, 2000.

          10.23 Employment agreement with Michael W. Poole, dated as of December 4, 2000.

          10.24 Employment agreement with Joseph H. Dugan, dated as of December 1, 2000.