Form 10-Q
period 2001-03-31
WORLD COMMERCE ONLINE INC
filed 2001-05-15
CIK 1064133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         YES [X]           NO [ ]

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF MAY 11, 2001: 15,937,053 SHARES.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS 22 PAGES, OF WHICH THIS IS PAGE 1.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
INDEX

PART I        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS, AS OF MARCH 31, 2001 (UNAUDITED) AND
                       DECEMBER 31, 2000                                                                  PAGE 3

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                       MARCH 31, 2001 AND 1999 (UNAUDITED)                                                PAGE 4

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2001 AND 1999 (UNAUDITED)                             PAGE 5


                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                   PAGE 7

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                                                         PAGE 13

              ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         PAGE 17

PART II       OTHER INFORMATION


              ITEM 1.  LEGAL PROCEEDINGS                                                                  PAGE 18
                       NONE

              ITEM 2.  CHANGES IN SECURITIES                                                              PAGE 18


              ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                    PAGE 18
                       NONE

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                PAGE 18
                       NONE

              ITEM 5.  OTHER INFORMATION                                                                  PAGE 18
                       NONE

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   PAGE 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  MARCH 31,            DECEMBER 31,
                                           ASSETS                                                   2001                   2000
                                                                                               -------------          -------------
                                                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                                    $      77,667          $     373,105
  Prepaid expenses, accounts receivable and other current assets                                   1,849,670                913,861
  Assets held for disposal                                                                         3,771,492              3,771,492
                                                                                               -------------          -------------
         Total current assets                                                                      5,698,829              5,058,458

Property and equipment, net                                                                        3,883,541              4,211,033
Product development costs, net                                                                    13,640,629             13,849,247
Intangible assets, net                                                                             1,011,088              1,152,279
Other assets                                                                                         589,315                101,002
                                                                                               -------------          -------------

Total assets                                                                                   $  24,823,402          $  24,372,019
                                                                                               =============          =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                                                     $  16,764,080          $  14,509,049
  Secured notes payable                                                                           18,985,193             14,500,000
  Accrued compensation and benefits                                                                  777,817                368,368
  Deferred revenue                                                                                   296,809                176,700
  Capital lease obligation, current                                                                  273,959                329,103
                                                                                               -------------          -------------
        Total current liabilities                                                                 37,097,858             29,883,220

Long-term liabilities:
  Capital lease obligation                                                                           346,191                332,427

Redeemable convertible preferred stock:
  Preferred stock Series A, $0.001 par value; authorized 4,250,000 shares, issued and outstanding 4,250,000 shares at March 31, 2001 and December 31, 2000, stated at
    liquidation value, net of related costs                                                        8,478,211              8,478,211
  Preferred stock Series B, $0.001, par value; authorized 5,110,000 shares, issued and outstanding 5,000,000 shares at March 31, 2001 and December 31, 2000, stated at
    liquidation value, net of related costs                                                       19,620,772             19,620,772
  Preferred stock Series C, $0.001, par value; authorized 91,802 shares, issued and outstanding 91,802 shares at March 31, 2001 and December 31, 2000, net of stock
    subscription receivable, liquidation value of $5,912,049                                       6,968,389              6,968,389
                                                                                               -------------          -------------
        Total redeemable convertible preferred stock                                              35,067,372             35,067,372

Stockholders' deficit:
  Common stock, $0.001 par value; authorized 90,000,000 shares, issued 16,283,647
    shares and outstanding 15,937,053 shares at March 31, 2001 and December 31, 2000                  16,284                 16,284
  Additional paid-in capital                                                                      69,178,592             63,374,670
  Deferred stock-based compensation                                                               (2,232,917)            (2,759,520)
  Accumulated deficit                                                                           (114,578,849)          (101,402,837)
  Stock subscription receivable                                                                       (7,097)                (7,097)
  Treasury stock, at cost                                                                             (9,879)                (9,879)
  Accumulated comprehensive loss                                                                     (54,153)              (122,621)
                                                                                               -------------          -------------

        Total stockholders' deficit                                                              (47,688,019)           (40,911,000)
                                                                                               -------------          -------------

Total liabilities and stockholders' deficit                                                    $  24,823,402          $  24,372,019
                                                                                               =============          =============

See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 THREE MONTHS
                                                                                     ENDED
                                                                                   MARCH 31,
                                                                          2001                  2000
                                                                      ------------          ------------
Revenues:
  License fees                                                        $    899,500          $         --
  Implementation service fees                                              497,370                    --
  Hosted solution fees                                                      72,401                    --
  Other                                                                     37,779                51,131
                                                                      ------------          ------------
        Total revenues                                                   1,507,050                51,131
                                                                      ------------          ------------

Costs and operating expenses:
  Product and technology development                                     1,922,839             2,628,558
  Sales and marketing                                                    3,125,141             3,499,010
  General and administrative                                             1,952,869             1,450,432
  Depreciation and amortization                                          1,671,081               615,335
                                                                      ------------          ------------
        Total costs and operating expenses                               8,671,930             8,193,335
                                                                      ------------          ------------

Loss from operations                                                    (7,164,880)           (8,142,204)
Net interest (expense) income                                           (6,004,487)              118,015
Other non-operating expense                                                 (6,645)              (61,917)
                                                                      ------------          ------------

Net loss                                                              $(13,176,012)         $ (8,086,106)
Deemed dividend on redeemable convertible preferred stock                       --              (500,000)
                                                                      ------------          ------------

Net loss available to common stockholders                             $(13,176,012)         $ (8,586,106)
                                                                      ============          ============

Basic and diluted net loss per common share                           $      (0.83)         $      (0.56)
                                                                      ============          ============

Weighted average number of shares used in computing basic
  and diluted net loss per common share                                 15,937,053            15,437,115
                                                                      ============          ============

See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                 2001                  2000
                                                             ------------          ------------
Cash flows from operating activities:
  Net loss                                                   $(13,176,012)         $ (8,086,106)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                               1,671,081               660,585
    Stock-based compensation                                      354,096               680,649
    Loss on retirement of property & equipment                      6,645                 3,322
    Contingent consideration                                       19,039                    --
    Loss on foreign currency translation                               --                58,544
    Professional fees paid through the issuance
      of common stock and warrants                                446,834             2,343,630
  Interest paid through the issuance of warrants                5,510,556                    --
  Change in operating assets & liabilities:
    Prepaid expenses & other current assets                    (1,044,769)             (127,628)
    Other assets                                                 (547,926)                   --
    Accounts payable and accrued liabilities                    2,816,125               975,530
    Accrued compensation and benefits                             364,240              (225,884)
                                                             ------------          ------------
  Net cash used in operating activities                        (3,580,091)           (3,717,358)
                                                             ------------          ------------

Cash flows used in investing activities:
  Purchase of property and equipment                             (199,012)                   --
  Product development costs                                    (1,009,041)           (1,052,976)
                                                             ------------          ------------
    Net cash used in investing activities                      (1,208,053)           (1,052,976)
                                                             ------------          ------------

Cash flows from financing activities:
  Issuance of redeemable convertible
     preferred stock, net of related expenses                          --             4,185,000
  Proceeds from secured notes payable                           4,498,057                    --
  Payments on capital leases                                      (60,584)              (36,410)
                                                             ------------          ------------
     Net cash provided by financing activities                  4,437,473             4,148,590
                                                             ------------          ------------

  Effect of exchange rate on cash                                  55,233                    --

Net change in cash                                               (295,438)             (621,744)

Cash and cash equivalents, beginning of period                    373,105            10,553,021
                                                             ------------          ------------

Cash and cash equivalents, end of period                     $     77,667          $  9,931,277
                                                             ============          ============

See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              2001             2000
                                                             -------         --------
Supplemental disclosure of cash flow information:
Non-cash investing and financing:
  Equipment acquired through capital leases                  $19,204         $520,075
                                                             =======         ========

See accompanying notes to condensed consolidated financial statements.

WORLD COMMERCE ONLINE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL:

         World Commerce Online, Inc. and its consolidated subsidiaries (the "Company") is a provider of business-to-business e-commerce technology solutions providing Internet-based applications and services targeted primarily to the global perishable products industries. The Company provides its customers with a license of or hosted access to the Company's secure Internet-based application suite. The Company was previously in the development stage. Development activities have ceased and planned principal operations have commenced. The Company generates revenues from its e-commerce business primarily in the form of software license fees, hosting subscription fees, and implementation fees from customization and integration services related to its software licensing and hosting arrangements.

         The Company has experienced operating losses since its inception. Additional operating losses are anticipated for the foreseeable future as the Company builds its revenue base while expanding its operations, sales activities and product and technology development.

         At March 31, 2001, the condensed consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries. The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2001 have not been audited. The December 31, 2000 balance sheet is derived from the audited financial statements as filed with the Company's Form 10-K filed on April 2, 2001. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 2001 and the consolidated results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Results of interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's Form 10-K filed on April 2, 2001.

2.       LIQUIDITY:

         The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has relied upon private placements of its stock and issuances of debt to generate funds to meet its operating needs. However, there are no assurances that such financing will be available when and as needed to satisfy current obligations. As such, substantial doubt exists as to whether the Company will continue as a going concern.

         As of May 11, 2001, cash generated from our operations and from prior sales of equity or issuance of debt has been insufficient to satisfy our liquidity requirements and our existing trade payables. Consequently, we are seeking to raise additional capital through the sale of equity securities or issuance of debt in the next 30 days. The issuance of additional equity securities may require an increase of our authorized shares of common stock which would require the approval of our shareholders as a result of a proxy vote. We cannot be certain that we will obtain shareholder approval. If we are unable to obtain additional financing, we will be required to significantly reduce our employee base and to significantly reduce the scope of our planned technology and product development and sales efforts, which could adversely impact our business.

3.       RECENT ACCOUNTING PRONOUNCEMENTS:

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not, to date, engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material impact on financial reporting and related disclosures. The Company has adopted SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in the first quarter of fiscal year 2001.

4.       NET LOSS PER SHARE:

         Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the diluted effect of common stock equivalents. Common stock equivalent shares consist of convertible preferred stock, stock options and warrants. For the years ended March 31, 2001 and 2000, the following shares were excluded from the calculation of net loss per share since their inclusion would be antidilutive:

                                                                                          MARCH 31,
                                                                                  2001               2000
                                                                               ----------          ---------
         Convertible preferred stock                                           10,168,020          9,250,000
         Options for common stock                                               2,801,600          2,800,800
         Options for preferred stock convertible into common stock                110,000            110,000
         Warrants for common stock                                              3,481,000          2,181,000
         Warrants for preferred stock convertible into common stock             3,665,000                 --
                                                                               ----------          ---------
         Total antidulitive shares                                             20,225,620         14,341,800
                                                                               ==========         ==========

5.       COMPREHENSIVE INCOME:

         The Company has adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income." Total comprehensive loss of $13,107,544 and $8,071,461 for the three months ended March 31, 2001 and 2000, respectively includes net loss of $13,176,012 and $8,086,106, respectively, and other comprehensive income of $68,468 and $14,645, respectively. The Company's only item of other comprehensive income is foreign currency translation adjustment that has been reported separately within stockholders' deficit on the condensed consolidated balance sheets.

6.       STOCK OPTION PLAN:

         The World Commerce Online, Inc. 1999 Stock Option Plan (the "Plan") was adopted by the Company's shareholders in October 1999. In October 2000, the Company's Board of Directors approved an amendment to the Plan to increase the number of shares of common stock available for grant to 5 million from 3 million. This amendment is subject to stockholder approval at the next stockholder meeting. As amended, the Plan permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries: (i) incentive stock options ("ISOs") and (ii) nonqualified stock options ("NSOs"). The Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of March 31, 2001, the grants that had been made under the Plan were NSOs and ISOs.

         For the three months ended March 31, 2001 and 2000, the Company recognized approximately $350,000 and $450,000, respectively of stock-based compensation expense related to options and expects to recognize approximately $2,200,000 over the remaining vesting period of the options.

7.       SECURED NOTES PAYABLE:

         During the three months ended March 31, 2001, the Company entered into four secured loan agreements with Interprise Technology Partners, L.P. and its affiliates, ("ITP"), a stockholder of the Company, in the aggregate amount of $1,400,000. These loans are due upon demand. In connection with these notes payable, the Company granted warrants, as amended, representing the right to purchase up to an aggregate of 280,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of $1.00 or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of $1.00 or the price per share of common stock issued in the Common Stock Qualified Investment. The exercise price of the shares underlying the warrants may be paid in cash or by cashless exercise. Each warrant expires five years after its initial date of issuance. In February 2001, all warrants issued between August 2000 and January 2001, were amended to change the exercise price to $1.00 per share which resulted in an increase in the number of shares granted and the recognition of additional interest expense in the amount of approximately $3,400,000. The estimated fair value of the warrants was calculated based on a Black Scholes option pricing model. For those warrants granted during the three months ended March 31, 2001, approximately $150,000 has been recorded as interest expense.

         Also, during the three months ended March 31, 2001, the Company entered into several secured loan agreements with individual investors of the Company, in the aggregate amount of $3,085,000. In connection with these notes payable, the Company granted warrants representing the right to purchase up to an aggregate of 585,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of common stock issued in the Common Stock Qualified Investment.

         Each warrant expires five years after its initial date of issuance. In February 2001, all warrants issued between August 2000 and January 2001, were amended to change the exercise price to $1.00 per share which resulted in an increase in the number of shares granted and the recognition of additional interest expense in the amount of approximately $1,900,000. The estimated fair value of the warrants was calculated based on a Black Scholes option pricing model. For those warrants granted during the three months ended March 31, 2001, approximately $54,000 has been recorded as interest expense. These transactions are summarized as follows:

            Loan Date                 Loan Amount         Interest Rate       Maturity Date    Warrant Shares Granted
         -----------------            -----------         -------------      ---------------   ----------------------
         January 8, 2001              $  500,000               10%            April 12, 2001           100,000
         January 16, 2001             $1,000,000               10%            April 12, 2001           200,000
         January 17, 2001             $  125,000               10%            April 12, 2001            25,000
         January 18, 2001             $  100,000               10%            April 12, 2001            20,000
         January 18, 2001             $   50,000               10%            April 12, 2001            10,000
         January 19, 2001             $  250,000               10%            April 12, 2001            50,000
         February 26, 2001            $  160,000               10%            April 12, 2001                --
         March 1, 2001                $   50,000               10%            On Demand                 10,000
         March 1, 2001                $   50,000               10%            On Demand                 10,000
         March 1, 2001                $   50,000               10%            On Demand                 10,000
         March 15, 2001               $   50,000               10%            On Demand                 10,000
         March 15, 2001               $  100,000               10%            On Demand                 20,000
         March 15, 2001               $  100,000               10%            On Demand                 20,000
         March 15, 2001               $   50,000               10%            On Demand                 10,000
         March 16, 2001               $  100,000               10%            On Demand                 20,000
         March 22, 2001               $   50,000               10%            On Demand                 10,000
         March 30, 2001               $  150,000               10%            On Demand                 30,000
         March 30, 2001               $  150,000               10%            On Demand                 30,000
                                      ----------                                                        -------

         Total                        $3,085,000                              April 12, 2001           585,000
                                      ==========                                                        =======

         Secured notes payable entered into between August 2000 and January 2001, in the aggregate principal amount of $16,685,000, were due and payable on April 12, 2001. The Company has not repaid these loans and is therefore in technical default of these agreements. As of May 11, 2001, the Company has not received any notification of intent of execution of default from any of its lenders.

         On May 15, 2001, the Company's Board of Directors approved terms and conditions for extending the maturity date of these notes payable to August 10, 2001. In addition, the Company received notification from ITP, which holds notes in the aggregate amount of $10,250,000, the intent to extend the maturity date to August 10, 2001.

8.       SUBSEQUENT EVENTS:

         During April 2001, the Company entered into a secured loan agreement with ITP in the amount of $15,000 and two secured loan agreements with individual investors of the Company, in the aggregate amount of $1,000,000. These notes are payable upon demand. In connection with these notes payable, the Company granted warrants representing the right to purchase up to an aggregate of 3,000 and 400,000 shares, respectively, of common stock at an exercise price of $1.00 per share and $0.50 per share, respectively. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of common stock issued in the Common Stock Qualified Investment. Each warrant expires five years after its initial date of issuance.

         The estimated fair value of the warrants was calculated based on a Black Scholes option pricing model and approximately $40,000 has been recorded as interest expense during April 2001.

9.       COMMITMENTS AND CONTINGENCIES:

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

         On December 29, 2000, the Company entered into an application service provider agreement (The "ASP Agreement") and a public market place license agreement with i2 technologies. As part of these agreements the Company agreed to pay i2 $2,500,000 and $500,000, respectively and annual maintenance fees of $300,000 and $70,000, respectively. The ASP agreement also provides that the Company pay i2 technologies a sublicense revenue sharing fee equal to 70% of the end user fees collected from customers related to the i2 technologies applications utilized by the customer.

         In December 1999, the Company entered into an agreement with eCredit.com to integrate their Internet-based financial services product into Floraplex(TM) for the Americas market segment for the grower to wholesaler transactions providing Internet-based sourcing of financial payment and credit services. The three-year agreement is contingent upon the identification and selection of financial partners acceptable to the Company to facilitate the payment system. As of May 11, 2001, eCredit.com had not identified and selected a financial partner that was accepted by the Company. The Company does not anticipate that eCredit.com will identify and select a financial partner that will be accepted by the Company for the foreseeable future. Upon selection of financial partners acceptable to the Company and satisfaction of the implementation requirements, the Company is committed to specified transaction levels in each of the three years beginning with fiscal year 2000 at agreed-upon pricing levels. The minimum commitment relative to fees per payment transactions processed in an annual period is approximately, $240,000 in 2001 and $650,000 in 2002.

         In August 1999, in connection with the acquisition of FPN, the Company entered into a four year consulting agreement with a business owned by the former owner of FPN providing for the performance of advisory services to us on matters pertaining to sales and product marketing for Europe, Africa and the Middle East. The agreement provides annual compensation of $210,000, and annual incentive compensation of approximately $220,000 payable quarterly based upon achievement of agreed-upon levels of transaction volume. As of March 31, 2001, no incentive compensation was earned pursuant to this agreement.

         The Company is, from time to time, party to certain litigation that relates to matters arising in the ordinary course of business. Management believes that such litigation is not expected to have a material impact on the financial position or results of operations of the Company.

10.      BUSINESS SEGMENT INFORMATION:

         As of and for the periods presented, the Company has operated in one business segment, providing e-commerce business solutions to the perishable products industries.

         During the three months ended March 31, 2001 and 2000, the Company derived approximately $1,411,000 and $11,000, respectively, in revenues in the United States and approximately $96,000 and $40,000, respectively in revenues in Holland. For the three months ended March 31, 2001 and 2000, the Company had one customer and two customers, respectively, that exceeded 10% of total revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD-LOOKING STATEMENTS

                  The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, the risks described in the Company's Form 10-K, filed on April 2, 2001, with the Securities and Exchange Commission.

         OVERVIEW

                  We provide e-commerce business solutions primarily to the global perishable products industries including trading systems and supply chain management software applications, financial services applications, industry-specific content resources and Internet-based communication capabilities (collectively our "FreshPlex Technologies(TM)"). Our technology products and services are offered through standard license arrangements in which our customer has an ownership right to our software or hosted solutions agreements whereby our customer pays to access our solutions. Our FreshPlex Technologies solutions incorporate levels of customization and provide our customers with the opportunity to utilize our business solutions to address their e-commerce and overall business strategies, expand into new markets, optimize their brand and sustain or advance their value to existing and prospective customers. Our FreshPlex Technologies solutions, which we market to supply chain participants and other affiliated businesses , deliver our customers' web-enabled procurement tools, including trading systems, supply chain management software applications, financial service applications and an industry-specific content.

         The revenue model for our hosted solution under a minimum three year contractual commitment by the customer, includes a down payment or set up fee and monthly fees for access to our FreshPlex Technologies (our "FreshPlex Technologies fees"), as well as monthly fees pursuant to a service level agreement pertaining to maintenance and customer support (the "SLA fees"). In addition, we offer our customers implementation, integration and customization services quoted on a time and materials basis ("Implementation fees") to connect the customer's business systems to our FreshPlex Technologies product suite. In December and August 2000, we executed our first hosted solution contracts. The three-year contracts were for certain modules within our FreshPlex Technologies solution suite and include SLA fees as well as Implementation fees.

                  The revenue model for our license transactions generally requires a lump-sum payment. In addition we may offer these customers integration and customization services quoted on a time and materials basis.

         RESULTS OF OPERATIONS

                  The following is derived from our condensed consolidated financial statements as of and for the three months ended March 31, 2001 and 2000.

         COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

                  REVENUES. Revenue for the three months ended March 31, 2001 was approximately $1.5 million compared to $0.05 million for the three months ended March 31, 2000, an increase of $1.45 million or 2,900%. The increase resulted primarily from recognition of license fees and implementation fee revenue in the first quarter of 2001. For the three months ended March 31, 2001, revenue was generated primarily from two sources: approximately $0.9 million, or 60.0% of total revenue in license fees, and approximately $0.5 million, or 33.0% of total revenue, in implementation service fees. In addition, we recognized approximately $0.07 million, or 5.0% of total revenue, in hosted solution fees and approximately $0.03 million, or 2.0% of total revenue, in other revenue.

                  PRODUCT AND TECHNOLOGY DEVELOPMENT. Product and technology development expenses consist primarily of salaries and related personnel costs for our internal development team including stock-based compensation costs, costs related to the design, development, testing, deployment and enhancement of our technology and our Web-server infrastructure including costs for third party consultants and costs for customer support, hardware, maintenance, and training. Product and technology development expenses for the three months ended March 31, 2001 were $1.9 million compared to $2.6 million for the three months ended March 31, 2000, a decrease of approximately $0.7 million. The primary reason for this decrease was a decrease in third party consultant expense of approximately $1.4 million. This decrease was offset by an increase in hardware system support and maintenance of approximately $0.2 million and an increase of approximately $0.5 million in compensation and benefit expense resulting from an increase in employee headcount from an average of 35 for the three months ended March 31, 2000 to an average of 52 for the three months ended March 31, 2001. Compensation and benefit expenses include non-cash charges of approximately $0.03 million related to stock based compensation.

                  SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related personnel costs including stock-based compensation for our sales and marketing organization and marketing costs for activities including advertisements and trade shows. Sales and marketing expenses for the three months ended March 31, 2001 were $3.1 million compared to $3.5 million for the three months ended March 31, 2000, a decrease of approximately $0.4 million. The primary reasons for this decrease were the decrease in amortization expense recognized of approximately $0.5 million related to warrants issued to third party consultants and a customer and a decrease in consulting fees of approximately $ 0.3 million. These decreases were offset by an increase of approximately $0.4 million in compensation and benefit expenses resulting from an in increase in head count from an average of 43 employees for the three months March 31, 2000 to an average of 67 employees for the three months ended March 31, 2001. Compensation and benefit expenses include non-cash charges of approximately $0.2 million for stock based compensation.

                  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related costs of operations and finance personnel including stock-based compensation as well as costs for our operating facilities, recruiting expenses, professional fees and telecommunication costs. General and administrative expenses for the three months ended March 31, 2001 were $2.0 million compared to $1.5 million for the three months ended March 31, 2000, an increase of approximately $0.5 million. The primary reasons for this increase were the hiring of personnel in all support departments, an increase in rent of approximately $0.1 million due to the POL acquisition in August of 2000, an increase in consulting fees of approximately $0.3 million and an increase in insurance costs of approximately $0.2 million. Our headcount increased from an average of 20 for the three months ended March 31, 2000 to an average of 23 for the three months ended March 31, 2001. This resulted in an increase of approximately $0.1 million in compensation and benefit expenses. Compensation and benefit expenses include non-cash charges of approximately $0.1 million for stock based compensation. These increases were offset by decreases in professional fees, telecommunication costs and recruiting expenses of approximately $0.2 million.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses consist primarily of depreciation of capitalized assets and amortization of goodwill relating to acquisitions. Depreciation and amortization expenses for the three months ended March 31, 2001 were $1.7 million compared to $0.6 million for the three months ended March 31, 2000, an increase of approximately $1.1 million due to depreciation for additions of product development costs and property and equipment.

                  STOCK-BASED COMPENSATION. Stock-based compensation expenses consist of the amortization of deferred stock compensation resulting from the grant of stock options at exercise prices deemed to be less than the fair value of the common stock on the grant date. At March 31, 2001, deferred stock compensation, which is a component of stockholders' equity, was $2.2 million. This amount is being amortized ratably over the vesting periods of the applicable stock options, typically four years, with either 25% cliff vesting or 28% vesting on the first anniversary of the grant date and the balance vesting 2% monthly thereafter. For the three months ended March 31, 2001, we have recognized approximately $0.4 million in stock-based compensation related to options. We expect to incur stock-based compensation expense of approximately $1.0 million for the remainder of 2001, $1.1 million in 2002 and $0.1 million in 2003.

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

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not, to date, engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material impact on financial reporting and related disclosures. The Company has adopted SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No. 133," in the first quarter of fiscal year 2001.

         RECENT EVENTS

                  During April 2001, we entered into a secured loan agreement with ITP in the amount of $15,000 and two secured loan agreements with individual investors of the Company, in the aggregate amount of $1,000,000. These notes are payable upon demand. In connection with these notes payable, the Company granted warrants representing the right to purchase up to an aggregate of 3,000 and 400,000 shares, respectively, of common stock at an exercise price of $1.00 per share and $0.50 per share, respectively. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of common stock issued in the Common Stock Qualified Investment. Each warrant expires five years after its initial date of issuance. The estimated fair value of the warrants was calculated based on a Black Scholes option pricing model and approximately $40,000 has been recorded as interest expense during April 2001.

                  Secured notes payable entered into between August 2000 and December 2000, in the aggregate principal amount of $14,500,000, were due and payable on April 12, 2001. The Company has not repaid these loans and is therefore in technical default of these agreements. As of May 11, 2001, the Company has not received any notification of intent of execution of default from any of its lenders.

                  As of March 23, 2001, we reduced our employee base from 155 full-time employees worldwide to a total of 105 full-time employees worldwide. Employee reductions occurred primarily in our sales, marketing and technology departments related to the decision to exit the global exchange business model.

         LIQUIDITY AND CAPITAL RESOURCES

                  From inception, we have financed our operations through private sales of our common stock and redeemable convertible preferred stock and short-term secured notes payable.

                  Net cash used in operating activities was approximately $3.6 million for the three months ended March 31, 2001 and $3.7 million for the three months ended March 31, 2000. This use of cash was primarily due to our net losses in each of those periods. For the three months ended March 31, 2001, the net loss was offset by an increase in accounts payable and accrued liabilities, a non-cash charge of approximately $5.5 million for the issuance of warrants in connection with notes payable, a non-cash stock-based compensation charge of approximately $0.4 million, a non-cash charge of approximately $0.5 million for the amortization of warrants for professional services, and depreciation and amortization expense of approximately $1.6 million.

                  Net cash used in investing activities was approximately $1.2 million for the three months ended March 31, 2001 and $1.1 million for the three months ended March 31, 2000. The increase for the three months ended March 31, 2001, was primarily due to the acquisition of technology equipment and the product development costs.

                  Net cash provided by financing activities was approximately $4.4 million for the three months ended March 31, 2001 and $4.1 million for the three months ended March 31, 2000. Cash provided by financing activities for the three months ended March 31, 2001, was due to the receipt of short term secured notes payable and the cash provided by financing activities for the three months ended March 31, 2000, was due to the receipt of proceeds from investor receivables from the sale of our Series B redeemable, convertible, preferred stock.

                  During the three months ended March 31, 2001, we entered into four secured loan agreements with Interprise Technology Partners, L.P., and its affilitates, ("ITP") a stockholder of the Company, in the aggregate amount of $1,400,000. These notes are payable upon demand. In connection with these notes payable, the Company granted warrants, as amended, representing the right to purchase up to an aggregate of 280,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of $1.00 or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of $1.00 or the price per share of common stock issued in the Common Stock Qualified Investment. The exercise price of the shares underlying the warrants may be paid in cash or by cashless exercise. Each warrant expires five years after its initial date of issuance. In February 2001, all warrants issued between August 2000 and January 2001, were amended to change the exercise price to $1.00 per share which resulted in an increase in the number of shares granted and the recognition of additional interest expense in the amount of approximately $3,400,000. The estimated fair value of the warrants was calculated based on a Black Scholes option pricing model. For those warrants granted during the three months ended March 31, 2001, approximately $150,000 has been recorded as interest expense.

                  Also, during the three months ended March 31, 2001, we entered into several secured loan agreements with individual investors of the Company, in the aggregate amount of $3,085,000. In connection with these notes payable, the Company granted warrants representing the right to purchase up to an aggregate of 585,000 shares of common stock at an exercise price of $1.00 per share. In the event the warrants are exercised after the consummation of an investment of not less than $10,000,000 (a "Series D Financing") in series D convertible preferred stock ("Series D Preferred Stock"), the warrants will become exercisable for Series D Preferred Stock issued in connection with the Series D Financing at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of Series D Preferred Stock issued in the Series D Financing. In the event the warrants are exercised after a successful underwritten public offering of common stock in which the aggregate proceeds equal at least $10,000,000 (a "Common Stock Qualified Investment") and a Series D Financing has not yet occurred, the warrants will become exercisable for common stock at an exercise price per share equal to the lesser of the exercise price at issuance or the price per share of common stock issued in the Common Stock Qualified Investment. Each warrant expires five years after its initial date of issuance. In February 2001, all warrants issued between August 2000 and January 2001, were amended to change the exercise price to $1.00 per share which resulted in an increase in the number of shares granted and the recognition of additional interest expense in the amount of approximately $1,900,000. The estimated fair value of the warrants was calculated based on a Black Scholes option pricing model. For those warrants granted during the three months ended March 31, 2001, approximately $54,000 has been recorded as interest expense.

         These transactions are summarized as follows:

             Loan Date                        Loan Amount          Interest Rate     Maturity Date     Warrant Shares Granted
         -----------------                    -----------          -------------    ---------------   ----------------------
         January 8, 2001                      $  500,000                10%          April 12, 2001          100,000
         January 16, 2001                     $1,000,000                10%          April 12, 2001          200,000
         January 17, 2001                     $  125,000                10%          April 12, 2001           25,000
         January 18, 2001                     $  100,000                10%          April 12, 2001           20,000
         January 18, 2001                     $   50,000                10%          April 12, 2001           10,000
         January 19, 2001                     $  250,000                10%          April 12, 2001           50,000
         February 26, 2001                    $  160,000                10%          April 12, 2001               --
         March 1, 2001                        $   50,000                10%          On Demand                10,000
         March 1, 2001                        $   50,000                10%          On Demand                10,000
         March 1, 2001                        $   50,000                10%          On Demand                10,000
         March 15, 2001                       $   50,000                10%          On Demand                10,000
         March 15, 2001                       $  100,000                10%          On Demand                20,000
         March 15, 2001                       $  100,000                10%          On Demand                20,000
         March 15, 2001                       $   50,000                10%          On Demand                10,000
         March 16, 2001                       $  100,000                10%          On Demand                20,000
         March 22, 2001                       $   50,000                10%          On Demand                10,000
         March 30, 2001                       $  150,000                10%          On Demand                30,000
         March 30, 2001                       $  150,000                10%          On Demand                30,000
                                              ----------                                                     -------

         Total                                $3,085,000                             April 12, 2001          585,000
                                              ==========                                                     =======

                  Secured notes payable entered into between August 2000 and January 2001, in the aggregate principal amount of $16,685,000, were due and payable on April 12, 2001. The Company has not repaid these loans and is therefore in technical default of these agreements. As of May 11, 2001, the Company has not received any notification of intent of execution of default from any of its lenders.

                  On May 15, 2001, the Company's Board of Directors approved terms and conditions for extending the maturity date of these notes payable to August 10, 2001. In addition, the Company received notification from ITP, which holds notes in the aggregate amount of $10,250,000, the intent to extend the maturity date to August 10, 2001.

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

                  As of May 11, 2001 cash generated from operations has been insufficient to satisfy our liquidity requirements, we are seeking to complete the sale of additional equity or debt securities in the next 30 days. The issuance of additional equity securities may require an increase of our authorized shares of common stock which would require the approval of our shareholders as a result of a proxy vote. We cannot be certain that we will obtain shareholder approval. If additional funds are raised in 2001 through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of our common stock, and the terms of this debt could impose restrictions on our operations. The sale of the Series D Offering will and any future additional equity or debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we will be required to significantly reduce our employee base and to reduce the scope of our planned technology and product development and sales efforts, which could adversely impact our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To date, our results of operations have not been impacted materially by inflation in the United States, Holland or in the countries that comprise Latin America. Approximately 6% of our revenues generated in the three months ended March 31, 2001, were denominated in Dutch guilders.

         It is likely that less than 50% of our revenues will be denominated in foreign currencies, specifically the Dutch guilder or the Euro. As a result, our revenues may be impacted by fluctuations in these currencies and the value of these currencies relative to the U.S. dollar. In addition, a portion of our monetary assets and liabilities and our accounts payable and operating expenses are denominated in foreign currencies. Therefore, we are exposed to foreign currency exchange risks. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c) On March 30, 2001, we granted to David Parker a warrant representing the right to purchase 30,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $1,045.

         On March 30, 2001, we granted to Miller Capital Management a warrant representing the right to purchase 30,000 shares of our common stock as a financing fee in connection with a note payable. The warrant had a fair market value (based on the closing price on the day before the date of the grant of our common stock on the OTC Bulletin Board) on the date of the grant of $1,045.

(d)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On April 12, 2001, we went into technical default on 19 secured notes payable in the aggregate principal amount of $16,685,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

Exhibit
Number        Description of Exhibit
-------       ----------------------
4.1           Warrant Agreement in favor of Interprise Technology Partners ("ITP") dated January 3, 2001
4.2           Warrant Agreement in favor of Anthony Laver dated January 4, 2001
4.3           Warrant Agreement in favor of Bank Morgan Stanley AG dated January 16, 2001
4.4           Warrant Agreement in favor of William Kistler dated January 16, 2001
4.5           Warrant Agreement in favor of George W. Guthrie dated January 17, 2001
4.6           Warrant Agreement in favor of Stuart W. Cartner dated January 18, 2001
4.7           Warrant Agreement in favor of Theodore D. Gelman dated January 18, 2001
4.8           Warrant Agreement in favor of ITP dated January 30, 2001
4.9           Warrant Agreement in favor of ITP dated February 15, 2001
4.10          Warrant Agreement in favor of ITP dated March 1, 2001
4.11          Warrant Agreement in favor of Miller Capital Management dated March 1, 2001
4.12          Warrant Agreement in favor of Priscilla M. Cooney dated March 1, 2001
4.13          Warrant Agreement in favor of Kevin P. Daly dated March 15, 2001
4.14          Warrant Agreement in favor of Albert M. Peters dated March 15, 2001
4.15          Warrant Agreement in favor of James M. Read dated March 15, 2001
4.16          Warrant Agreement in favor of Gordon T. Williams dated March 15, 2001
4.17          Warrant Agreement in favor of Miller Capital Management dated March 16, 2001
4.18          Warrant Agreement in favor of Kistler Associates dated March 22, 2001
4.19          Warrant Agreement in favor of David Parker dated March 30, 2001
4.20          Warrant Agreement in favor of ITP dated March 30, 2001
4.21          First Amendment to Warrant in favor of ITP dated December 29, 2000
4.22          First Amendment to Warrant in favor of ITP dated January 3, 2001
4.23          First Amendment to the Warrant in favor of Anthony Laver dated January 4, 2001
4.24          First Amendment to the Warrant in favor of Bank Morgan Stanley AG dated January 16, 2001
4.25          First Amendment to the Warrant in favor of William Kistler dated January 16, 2001
4.26          First Amendment to the Warrant in favor of George W. Guthrie dated January 17, 2001
4.27          First Amendment to the Warrant in favor of Stuart W. Cartner dated January 18, 2001
4.28          First Amendment to the Warrant in favor of Theodore D. Gelman dated January 18, 2001
4.29          First Amendment to the Warrant in favor of ITP dated January 30, 2001
10.1          Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated January 3, 2001
10.2          First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated
              January 3, 2001
10.3          Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated
              January 3, 2001
10.4          Senior Secured Promissory Note in favor of ITP dated January 3, 2001
10.5          Loan and Pledge Agreement by and among World Commerce Online, Inc. and Anthony Laver dated January 4, 2001
10.6          First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Anthony Laver dated January 4, 2001
10.7          Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Anthony Laver dated January 4, 2001
10.8          Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Anthony Laver dated January 4, 2001
10.9          Senior Secured Promissory Note in favor of Anthony Laver dated January 4, 2001
10.10         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Bank Morgan Stanley AG dated
              January 16, 2001
10.11         First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Bank Morgan
              Stanley AG dated January 16, 2001

Exhibit
Number        Description of Exhibit
-------       ----------------------
10.12         Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Bank Morgan
              Stanley AG dated January 16, 2001
10.13         Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Bank Morgan
              Stanley AG dated January 16, 2001
10.14         Senior Secured Promissory Note in favor of Bank Morgan Stanley AG dated January 16, 2001
10.15         Loan and Pledge Agreement by and among World Commerce Online, Inc. and William Kistler dated January 16,
              2001
10.16         First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and William Kistler dated January 16, 2001
10.17         Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and William Kistler dated January 16, 2001
10.18         Senior Secured Promissory Note in favor of William Kistler dated January 16, 2001
10.19         Loan and Pledge Agreement by and among World Commerce Online, Inc. and George W. Guthrie dated January 17,
              2001
10.20         First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and George W. Guthrie dated January 17, 2001
10.21         Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and George W.
              Guthrie dated January 17, 2001
10.22         Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and George W. Guthrie dated January 17, 2001
10.23         Senior Secured Promissory Note in favor of George W. Guthrie dated January 17, 2001
10.24         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Stuart W. Cartner dated January 18,
              2001
10.25         First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Stuart W. Cartner dated January 18, 2001
10.26         Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Stuart W.
              Cartner dated January 18, 2001
10.27         Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Stuart W. Cartner dated January 18, 2001
10.28         Senior Secured Promissory Note in favor of Stuart W. Cartner dated January 18, 2001
10.29         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Theodore D. Gelman dated January 18,
              2001
10.30         First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Theodore D.
              Gelman dated January 18, 2001
10.31         Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Theodore D.
              Gelman dated January 18, 2001
10.32         Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Theodore D.
              Gelman dated January 18, 2001
10.33         Senior Secured Promissory Note in favor of Theodore D. Gelman dated January 18, 2001
10.34         Loan and Pledge Agreement by and among World Commerce Online, Inc. and  ITP dated January 30, 2001
10.35         First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated
              January 30, 2001
10.36         Senior Secured Promissory Note in favor of ITP dated January 30, 2001
10.37         Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated February 15, 2001
10.38         First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated
              February 15, 2001
10.39         Senior Secured Promissory Note in favor of ITP dated February 15, 2001
10.40         Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated March 1, 2001
10.41         Senior Secured Promissory Note in favor of ITP dated March 1, 2001
10.42         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Miller Capital Management dated
              March 1, 2001

Exhibit
Number        Description of Exhibit
-------       ----------------------
10.43         Senior Secured Promissory Note in favor of Miller Capital Management dated March 1, 2001
10.44         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Priscilla M. Cooney dated March 1,
              2001
10.45         Senior Secured Promissory Note in favor of Priscilla M. Cooney dated March 1, 2001
10.46         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Kevin P. Daly dated March 15, 2001
10.47         Senior Secured Promissory Note in favor of Kevin P. Daly dated March 15, 2001
10.48         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Albert M. Peters dated March 15, 2001
10.49         Senior Secured Promissory Note in favor of Albert M. Peters dated March 15, 2001
10.50         Loan and Pledge Agreement by and among World Commerce Online, Inc. and James M. Read dated March 15, 2001
10.51         Senior Secured Promissory Note in favor of James M. Read dated March 15, 2001
10.52         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Gordon T. Williams dated March 15,
              2001
10.53         Senior Secured Promissory Note in favor of Gordon T. Williams dated March 15, 2001
10.54         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Miller Capital Management dated
              March 16, 2001
10.55         Senior Secured Promissory Note in favor of Miller Capital Management dated March 16, 2001
10.56         Loan and Pledge Agreement by and among World Commerce Online, Inc. and Kistler Associates dated March 22,
              2001
10.57         Senior Secured Promissory Note in favor of Kistler Associates dated March 22, 2001
10.58         Loan and Pledge Agreement by and among World Commerce Online, Inc. and David Parker dated March 30, 2001
10.59         Senior Secured Promissory Note in favor of David Parker dated March 30, 2001
10.60         Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated March 30, 2001
10.61         Senior Secured Promissory Note in favor of ITP dated March 30, 2001
10.62         Senior Secured Promissory Note in favor of Matcorp dated February 26, 2001

(B)      REPORTS ON FORM 8-K

         On March 7, 2001, the Company filed a report on Form 8-K, pursuant to
         Item 4 of such Form, regarding its change in certifying accountant.

         On March 14, 2001, the Company filed an amended report on Form 8-K/A, pursuant to Item 4, paragraph (c)(16), of such Form, to provide the Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated March 14, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WORLD COMMERCE ONLINE, INC.
                                    (Registrant)



Date: May 15, 2001                  /s/ JOSEPH H. DUGAN
                                    --------------------------------------------
                                    Joseph H. Dugan
                                    Chief Executive Officer and President



                                   /s/ MARK E. PATTEN
                                    --------------------------------------------
                                    Mark E. Patten
                                    Chief Financial Officer and
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
-------     ----------------------
4.1        Warrant Agreement in favor of Interprise Technology Partners ("ITP") dated
           January 3, 2001
4.2        Warrant Agreement in favor of Anthony Laver dated January 4, 2001
4.3        Warrant Agreement in favor of Bank Morgan Stanley AG dated January 16, 2001
4.4        Warrant Agreement in favor of William Kistler dated January 16, 2001
4.5        WarrantAgreement in favor of George W. Guthrie dated January 17, 2001
4.6        Warrant Agreement in favor of Stuart W. Cartner dated January 18, 2001
4.7        Warrant Agreement in favor of Theodore D. Gelman dated January 18, 2001
4.8        Warrant Agreement in favor of ITP dated January 30, 2001
4.9        Warrant Agreement in favor of ITP dated February 15, 2001
4.10       Warrant Agreement in favor of ITP dated March 1, 2001
4.11       Warrant Agreement in favor of Miller Capital Management dated March 1, 2001
4.12       Warrant Agreement in favor of Priscilla M. Cooney dated March 1, 2001
4.13       Warrant Agreement in favor of Kevin P. Daly dated March 15, 2001
4.14       Warrant Agreement in favor of Albert M. Peters dated March 15, 2001
4.15       Warrant Agreement in favor of James M. Read dated March 15, 2001
4.16       Warrant Agreement in favor of Gordon T. Williams dated March 15, 2001
4.17       Warrant Agreement in favor of Miller Capital Management dated March 16, 2001
4.18       Warrant Agreement in favor of Kistler Associates dated March 22, 2001
4.19       Warrant Agreement in favor of David Parker dated March 30, 2001
4.20       Warrant Agreement in favor of ITP dated March 30, 2001
4.21       First Amendment to Warrant in favor of ITP dated December 29, 2000
4.22       First Amendment to Warrant in favor of ITP dated January 3, 2001
4.23       First Amendment to the Warrant in favor of Anthony Laver dated January 4, 2001
4.24       First Amendment to the Warrant in favor of Bank Morgan Stanley AG dated
           January 16, 2001
4.25       First Amendment to the Warrant in favor of William Kistler dated January 16, 2001
4.26       First Amendment to the Warrant in favor of George W. Guthrie dated January 17, 2001
4.27       First Amendment to the Warrant in favor of Stuart W. Cartner dated January 18, 2001
4.28       First Amendment to the Warrant in favor of Theodore D. Gelman dated January 18, 2001
4.29       First Amendment to the Warrant in favor of ITP dated January 30, 2001
10.1       Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated January 3, 2001
10.2       First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated
           January 3, 2001
10.3       Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated
           January 3, 2001
10.4       Senior Secured Promissory Note in favor of ITP dated January 3, 2001
10.5       Loan and Pledge Agreement by and among World Commerce Online, Inc. and Anthony Laver dated
           January 4, 2001
10.6       First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Anthony Laver dated January 4, 2001
10.7       Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Anthony Laver dated January 4, 2001
10.8       Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Anthony Laver dated January 4, 2001
10.9       Senior Secured Promissory Note in favor of Anthony Laver dated January 4, 2001
10.10      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Bank Morgan Stanley AG dated
           January 16, 2001

                                 EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-------    ----------------------
10.11      First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Bank Morgan
           Stanley AG dated January 16, 2001
10.12      Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Bank Morgan
           Stanley AG dated January 16, 2001
10.13      Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Bank Morgan
           Stanley AG dated January 16, 2001
10.14      Senior Secured Promissory Note in favor of Bank Morgan Stanley AG dated January 16, 2001
10.15      Loan and Pledge Agreement by and among World Commerce Online, Inc. and William Kistler dated
           January 16, 2001
10.16      First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and William
           Kistler dated January 16, 2001
10.17      Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and William
           Kistler dated January 16, 2001
10.18      Senior Secured Promissory Note in favor of William Kistler dated January 16, 2001
10.19      Loan and Pledge Agreement by and among World Commerce Online, Inc. and George W. Guthrie dated
           January 17, 2001
10.20      First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and George W.
           Guthrie dated January 17, 2001
10.21      Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and George W.
           Guthrie dated January 17, 2001
10.22      Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and George W.
           Guthrie dated January 17, 2001
10.23      Senior Secured Promissory Note in favor of George W. Guthrie dated January 17, 2001
10.24      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Stuart W. Cartner dated
           January 18, 2001
10.25      First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Stuart W.
           Cartner dated January 18, 2001
10.26      Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Stuart W.
           Cartner dated January 18, 2001
10.27      Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Stuart W.
           Cartner dated January 18, 2001
10.28      Senior Secured Promissory Note in favor of Stuart W. Cartner dated January 18, 2001
10.29      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Theodore D. Gelman dated
           January 18, 2001
10.30      First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Theodore D.
           Gelman dated January 18, 2001
10.31      Second Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Theodore D.
           Gelman dated January 18, 2001
10.32      Third Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and Theodore D.
           Gelman dated January 18, 2001
10.33      Senior Secured Promissory Note in favor of Theodore D. Gelman dated January 18, 2001
10.34      Loan and Pledge Agreement by and among World Commerce Online, Inc. and  ITP dated January 30, 2001
10.35      First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated
           January 30, 2001
10.36      Senior Secured Promissory Note in favor of ITP dated January 30, 2001

                                 EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-------    ----------------------
10.37      Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated February 15, 2001
10.38      First Amendment to Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated
           February 15, 2001
10.39      Senior Secured Promissory Note in favor of ITP dated February 15, 2001
10.40      Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated March 1, 2001
10.41      Senior Secured Promissory Note in favor of ITP dated March 1, 2001
10.42      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Miller Capital Management dated
           March 1, 2001
10.43      Senior Secured Promissory Note in favor of Miller Capital Management dated March 1, 2001
10.44      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Priscilla M. Cooney dated
           March 1, 2001
10.45      Senior Secured Promissory Note in favor of Priscilla M. Cooney dated March 1, 2001
10.46      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Kevin P. Daly dated March 15, 2001
10.47      Senior Secured Promissory Note in favor of Kevin P. Daly dated March 15, 2001
10.48      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Albert M. Peters dated March 15,
           2001
10.49      Senior Secured Promissory Note in favor of Albert M. Peters dated March 15, 2001
10.50      Loan and Pledge Agreement by and among World Commerce Online, Inc. and James M. Read dated March 15, 2001
10.51      Senior Secured Promissory Note in favor of James M. Read dated March 15, 2001
10.52      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Gordon T. Williams dated
           March 15, 2001
10.53      Senior Secured Promissory Note in favor of Gordon T. Williams dated March 15, 2001
10.54      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Miller Capital Management dated
           March 16, 2001
10.55      Senior Secured Promissory Note in favor of Miller Capital Management dated March 16, 2001
10.56      Loan and Pledge Agreement by and among World Commerce Online, Inc. and Kistler Associates dated
           March 22, 2001
10.57      Senior Secured Promissory Note in favor of Kistler Associates dated March 22, 2001
10.58      Loan and Pledge Agreement by and among World Commerce Online, Inc. and David Parker dated March 30, 2001
10.59      Senior Secured Promissory Note in favor of David Parker dated March 30, 2001
10.60      Loan and Pledge Agreement by and among World Commerce Online, Inc. and ITP dated March 30, 2001
10.61      Senior Secured Promissory Note in favor of ITP dated March 30, 2001
10.62      Senior Secured Promissory Note in favor of Matcorp dated February 26, 2001